Form 10-K/A
period 2024-12-31
Apimeds Pharmaceuticals US, Inc.
filed 2025-05-02
CIK 1894525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Apimeds Pharmaceuticals US, Inc. (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its original Annual Report on Form 10-K for the year ended December 31, 2024 originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Form 10-K”). This Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this Form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K, nor does it change any other disclosures contained in the Original Form 10-K.

This Form 10-K/A is being filed to correct disclosure in Part II, Item 9A. “Controls and Procedures” of the Original Form 10-K to indicate that the Company’s disclosure controls and procedures were not effective as of December 31, 2024. Accordingly, Part II, Item 9A. “Controls and Procedures” is hereby amended in its entirety. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A revises Part IV. Item 15. “Exhibits and Financial Statements” to include new certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Form 10-K/A. Except as described above, no other changes have been made to the Original Form 10-K.

PART II

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 in providing reasonable assurance of achieving the desired control objectives. This was due to deficiencies that existed in the design and operation of our internal controls over financial reporting, involving internal controls and procedures, that were considered to be material weaknesses, as described below.

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on September 25, 2024).
3.2**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
3.3**	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc.
4.1**	Description of Securities
10.1	Letter Agreement by and between Apimeds Pharmaceuticals US, Inc. and Apico Inc., dated November 3, 2021 (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.2	Business Agreement by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated August 2, 2021 (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.3	Assignment Agreement by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated October 12, 2021 (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.4	Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.5	Business Establishment Agreement by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated March 3, 2020 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.6	August 2021 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated August 30, 2021 (incorporated herein by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.7	Amendment to the August 2021 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated December 5, 2023 (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on September 25, 2024).

10.8	March 2022 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated March 21, 2022 (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.9	Amendment to the March 2022 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds Inc., dated December 5, 2023 (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.10	June 2022 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Inscobee Inc., dated June 3, 2022 (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.11	Amendment to the June 2022 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Inscobee Inc., dated December 5, 2023 (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.12	Intellectual Property Assignment Agreement by and between Apimeds Pharmaceuticals US, Inc. Apimeds Inc. and Christopher Kim, dated October 12, 2021 (incorporated herein by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.13	Patent License Agreement by and between Apimeds Pharmaceuticals US, Inc. and Dr. Christopher Kim, dated October 12, 2021 (incorporated herein by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.14	Employment Agreement dated September 21, 2023 between Apimeds Pharmaceuticals US, Inc. and Erik Emerson (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.15	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on September 25, 2024)
10.16	Loan Agreement by and between Apimeds Pharmaceuticals US, Inc. and Dr. Christopher Kim, dated October 5, 2022 (incorporated herein by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.17	Loan Agreement by and between Apimeds Pharmaceuticals US, Inc. and Dr. Christopher Kim, dated November 10, 2022 (incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.18	Loan Agreement by and between Apimeds Pharmaceuticals US, Inc. and Dr. Christopher Kim, dated March 16, 2023(incorporated herein by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.19	Advisory Agreement by and between Apimeds Pharmaceuticals US, Inc. and Murdock Capital Partners, dated September 8, 2023 (incorporated herein by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.20	May 2024 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Inscobee Inc., dated May 20, 2024 (incorporated herein by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.21	Convertible Note Assignment Agreement (August 2021 Promissory Note), by and between Apimeds Pharmaceuticals US, Inc., Apimeds, Inc., and Inscobee Inc., dated June 12, 2024 (incorporated herein by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.22	Convertible Note Assignment Agreement (March 2022 Promissory Note), by and between Apimeds Pharmaceuticals US, Inc., Apimeds, Inc., and Inscobee Inc., dated June 12, 2024 (incorporated herein by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.23	Amended Amendment to the June 2022 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Inscobee Inc., dated June 12, 2024 (incorporated herein by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.24	CFO Consulting Agreement, by and between Apimeds Pharmaceuticals US, Inc. and Mark Corrao, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.25	August 2024 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Inscobee Inc., dated August 19, 2024 (incorporated herein by reference to Exhibit 10.25 to our Registration Statement on Form S-1 filed on September 25, 2024).
10.26**	March 2025 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds, Inc., dated March 21, 2025.
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-1 filed on September 25, 2024).
19.1**	Insider Trading Policy.

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to our Registration Statement on Form S-1 filed on September 25, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97.1**	Executive Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed or furnished herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APIMEDS PharmaCEUTICALS US, Inc.

Date: May 1, 2025		/s/ Erik C. Emerson
	Name:	Erik C. Emerson
	Title:	Chief Executive Officer
(Principal Executive Officer)