Form 10-Q
period 2025-03-31
Apimeds Pharmaceuticals US, Inc.
filed 2025-05-20
CIK 1894525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 001-42545

Apimeds Pharmaceuticals US, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1099700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Broad Street 2nd Floor Hopewell, New Jersey	08425
(Address of principal executive offices)	(Zip Code)

(808) 209-7887

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	APUS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2025, there were 11,575,983 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Balance Sheets

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash	$250,342	$3,455
Prepaid expenses and other current assets	9,562	9,602
Total current assets	259,904	13,057
Total assets	$259,904	$13,057

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$935,203	$591,191
Accrued interest – related party	117,899	106,643
Advance payable to related party	93,700	76,500
Notes payable – related party	250,000	250,000
Convertible note – related party	373,620	—
Total current liabilities	1,770,422	1,024,334
Long term portion of notes payable – related party	250,000	—
Long term portion of convertible notes payable – related party	—	346,844
Total liabilities	2,020,422	1,371,178

Commitments and contingencies (Note 6)

Shareholders’ (deficit) equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 7,903,850 issued and outstanding as of March 31, 2025 and December 31, 2024	79,039	79,039
Additional paid-in capital	2,954,764	2,954,764
Accumulated deficit	(4,794,321)	(4,391,924)
Total shareholders’ (deficit) equity	(1,760,518)	(1,358,121)
Total liabilities and shareholders’ (deficit) equity	$259,904	$13,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Statements of Operations

	For the three months ended March 31,
	2025	2024
Operating expenses:
Research and development expenses	$—	$—
General and administrative expenses	364,368	271,726
Loss from operations	(364,368)	(271,726)

Other (expenses) income
Interest income	3	2,161
Interest expense	(38,032)	(26,908)
Total other expense, net	(38,029)	(24,747)

Net loss	$(402,397)	$(296,473)
Weighted average shares outstanding	7,903,850	7,903,850
Basic and diluted loss per share	$(0.05)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Statement of Changes in Shareholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2024	—	$—	7,903,850	$79,039	$2,954,764	$(4,391,924)	$(1,358,121)
Net loss	—	—	—	—	—	(402,397)	(402,397)
Balance at March 31, 2025	—	$—	7,903,850	$79,039	$2,954,764	$(4,794,321)	$(1,760,518)

Balance at December 31, 2023	—	$—	7,903,850	$79,039	$2,954,764	$(3,001,934)	$31,869
Net loss	—	—	—	—	—	(296,473)	(296,473)
Balance at March 31, 2024	—	$—	7,903,850	$79,039	$2,954,764	$(3,298,407)	$(264,604)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(402,397)	$(296,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest expense – related parties	11,256	7,956
Accretion expense	26,776	18,952
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	1,258
Accounts payable and accrued expenses	344,012	5,207
Net cash used in operating activities	(20,313)	(263,100)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable – related parties	250,000	—
Cash advances from related parties	17,200	—
Net cash provided by financing activities	267,200	—

Net increase (decrease) in cash	246,887	(263,100)
Cash, beginning of period	3,455	410,481
Cash, end of period	$250,342	$147,381

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.

Notes to the Unaudited Condensed Financial Statements

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared these unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board. Except (“FASB”) as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Financial Statements included in the Annual Report for the years ended December 31, 2024 and 2023. Accordingly, the unaudited condensed financial statements and related disclosures herein should be read in conjunction with our 2024 Annual Report on Form 10-K.

Liquidity

As of March 31, 2025, the Company had accumulated deficit amount to $4,794,321. The Company incurred net losses of $402,397 for the three months ended March 31, 2025, and expects to continue to incur substantial losses in the future. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net proceeds to the Company of $11.9 million. Based on cash that is available for Company operations, together with the proceeds from the IPO, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to, stock-based compensation and estimates that are related to convertible instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

Common Stock Reverse Stock Split

On February 7,2025, the Board approved and implemented a reverse stock split ratio of 1-for-2.6, which provided that every 2.6 shares of its issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. All share and per share amounts in the accompanying unaudited condensed financial statements and footnotes have been retrospectively adjusted for the reverse split.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the federal depository insurance corporation limit of $250,000. As of March 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Segment Information

The Company operates as a single operating and reportable segment, which aligns with the way the Chief Executive Officer, designated as the Chief Operating Decision Maker (CODM), evaluates performance and allocates resources. The Company is a clinical-stage entity focused on the development of a proprietary intradermally administered bee venom-based therapeutic. As of March 31, 2025, the Company has not generated any revenue and does not have any long-lived assets. The CODM assesses the Company’s performance primarily through the analysis of operating expenses, specifically within key categories such as research and development and general and administrative expenses. Given the Company is in a pre-revenue stage, these expense categories serve as the primary financial drivers.

Financial information provided to and utilized by the CODM is consistent with the Company’s GAAP financial statements, including the Statements of Operations, which reflect the loss. A single management team reports directly to the CODM and oversees the entire business comprehensively. Resource allocation, performance evaluation, incentive setting, and forecasting activities are conducted at the corporate level using the financial statements and a unified budget. Accordingly, the Company does not evaluate performance by geographic area or product line, as it has not yet commenced commercial operations and has limited activity due to current liquidity and funding constraints. All operations are based in the United States of America, and all assets and operating expenses — including those related to research and development and general and administrative functions — are attributed to the Company’s single reportable segment.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

Accrued Expenses

Accrued expenses consist of accrued interest for the convertible and promissory notes held with related parties, monies owed to vendors, as well as others, such as the taxing authority and employees.

As March 31, 2025, and December 31, 2024, the accounts payable and accrued expenses balance consists of the following:

	March 31,	December 31,
	2025	2024
Professional fees payable	$648,153	$410,641
Accrued compensation	287,050	180,550
Total accounts payable and accrued expenses	$935,203	$591,191

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

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use assets (“ROU”) and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are to be represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of March 31, 2025 and December 31, 2024, the Company did not have leases that qualified as ROU assets.

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

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation — Stock Compensation (“ASC 718”), which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company accounts for forfeitures as they occur. The Company classifies share-based compensation expense in its statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	For the three months ended March 31,
	2025	2024
Employee stock options	213,693	213,693
Convertible notes and interest	295,672	283,397
	509,365	497,090

Emerging Growth Company

The Company intends to elect as an Emerging Growth Company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates. ASUs not discussed in these unaudited condensed financial statements were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.

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

4. DEBT

2022 Convertible notes (amended from notes payable) — related parties

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

As of March 31, 2025 and December 31, 2024, there was accrued interest in connection to the 2022 Convertible Notes of $37,844 and $34,745, respectively. Interest expenses were $3,099 and $3,134 for the three months ended March 31, 2025 and 2024, respectively, and are included within accrued interest — related party on the accompanying balance sheet. There was accretion on the note’s debt discount of $10,599 and $7,471 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the outstanding balance on the 2022 Convertible notes agreement, net of the unamortized debt discounts of $113,934 and $124,534, was $146,066 and $135,466, respectively.

2021 Convertible note — related party

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

As March 31, 2025 and December 31, 2024, there was accrued interest in connection with the 2021 Convertible Note of $70,904 and $66,137, respectively, and is included within accrued interest — related party on the accompanying unaudited condensed balance sheets. Interest expense was $4,767 and $4,822 for the three months ended March 31, 2025 and 2024, respectively. Accretion on the 2021 Convertible Note discount is included within interest expense on the unaudited condensed statement of operations. There was accretion on the 2021 Convertible Note debt discount of $16,177 and $11,481 for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the outstanding balance on the 2021 Convertible Note, net of the unamortized debt discounts of $172,445 and $188,622, was $227,555 and $211,378, respectively.

In connection with the closing of its initial public offering (the” IPO’), 2022 Convertible Notes and 2021 Convertible Note automatically converted into shares of common stock. Pursuant to the terms of the 2021 and 2022 Convertible Notes agreements (as emended), all outstanding accrued and unpaid interest owed under the 2021 and 2022 Convertible Notes was to convert into Common Stock simultaneously with the consummation of an offering of Common Stock resulting in the listing of the common stock on the NYSE American, or other national securities exchange. An aggregate of $772,545 of outstanding principal and accrued interest under the Notes was converted to common stock, resulting in the issuance of an aggregate of 297,133 shares of Company’s common stock, based on a conversion price of $2.60 per share, as set forth in the 2021 and 2022 Convertible Notes.

2024 Promissory Notes — Related Parties

On May 20, 2024, the Company received $100,000 in a promissory note agreement with Inscobee Inc., one of its shareholders. On August 19, 2024, the Company received an additional $150,000 from Inscobee, as part of another promissory note agreement (together as “2024 Promissory Notes”). The 2024 Promissory Notes bear interest at 5% per annum and mature on the earlier of (a) the closing of an equity financing by the Company with gross proceeds of at least $3,000,000; or (b) May 19, 2025.

As of March 31, 2025 and December 31, 2024, there was accrued interest in connection with the 2024 Promissory Notes of $8,842 and $5,760. Interest expense was $3,082 for the three months ended March 31, 2025, and is included within accrued interest — related party on the accompanying unaudited condensed balance sheet.

On May 16, 2025, the 2024 Promissory Notes were further amended extending the maturity date of for the outstanding principal and accrued interest payment date to May 19, 2026.

2025 Promissory Note — Related Parties

On March 21, 2025, the Company received $250,000 in a promissory note agreement with Apimeds, Korea, one of its shareholders (“2025 Promissory Note”). The 2025 Promissory Note bears interest at 5% per annum and matures on the earlier of (a) December 31, 2026 or (b) consummation of a Qualified Offering.

As of March 31, 2025, there was accrued interest in connection with the 2025 Promissory Note of $308. Interest expense was $308 for the three months ended March 31, 2025, and is included within accrued interest — related party on the accompanying unaudited condensed balance sheet.

On May 16, 2025, the 2025 Promissory Note was further amended extending the maturity date of for the outstanding principal and accrued interest payment date to May 19, 2026.

2024 Short Term Borrowing

On July 19, 2024, the Company entered into a non-interest-bearing loan agreement with a private lender for $20,000. The note matured on August 31, 2024, or may be extended upon mutual agreement. This loan was paid off in full on August 27, 2024.

5. ADVANCE PAYABLE — RELATED PARTY

As of March 31, 2025, and December 31, 2024 the Company had an outstanding balance of $93,700 and $76,500, respectively, due to funds received from an officer of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advance payables were used for operating purposes.

6. COMMITMENTS AND CONTINGENCIES

Legal

Periodically, the Company reviews the status of any significant matters that exist and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. As of March 31, 2025 and December 31, 2024, there are no pending claims or litigation that are expected to materially affect the Company’s results going forward.

Executive employee agreement

On September 21, 2023, the Company signed an executive employee agreement with the CEO of the Company. Under the executive employee agreement terms, if the Company closes on a public offering, the CEO will be eligible to receive an incentive stock option to purchase a number of shares of the Company’s common stock equal to 3% of the post-Public Offering capitalization of the Company. 40% of the options shall vest immediately upon grant and the remainder will vest in three equal installments on the annual anniversary of the date of grant. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating gross proceeds to the Company of $13.5 million before deducting underwriting discounts and offering expenses. The Company is currently in a process of evaluating of post-IPO capitalization with the grants to be approved by the board of directors.

7. SHAREHOLDERS’ DEFICIT

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 100,000,000 authorized shares of common stock, respectively, at a par value of $0.01. The Company had 7,903,850 common shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively. Each Common share is entitled to one vote.

On February 7, 2025, the Board approved and implemented a reverse stock split ratio of 1-for-2.6, which provided that every 2.6 shares of its issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. All share and per share amounts in the accompanying unaudited condensed financial statements and footnotes have been retrospectively adjusted for the reverse split

Preferred Stock

On December 5, 2023, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.01. The rights and preferences of preferred shareholders have not been determined as of the date of filing. The Company had no preferred shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

There were no stock option awards issued, canceled or forfeited during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, there were 213,692 stock option awards outstanding and exercisable, with $7.33 weighted average exercised price and 5.12 years in weighted average remaining life, and no aggregated intrinsic value.

During the three months ended March 31, 2025 and 2024, there was $0 of stock-based compensation recognized.

The options were valued utilizing the Black-Scholes options pricing model with the following inputs: 0.20% risk-free rate, 66.8% volatility, 0% dividend rate, vesting term of 3 years, and the expected term of 6.5 years.

As of March 31, 2025, there were no remaining unrecognized compensation costs related to unvested options.

9. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2025 and 2024, respectively.

For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of March 31, 2025.

10. SUBSEQUENT EVENTS

Initial public offering

On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating gross proceeds to the Company of $13.5 million before deducting underwriting discounts and offering expenses.

Conversion of Related Parties 2022 Convertible Notes and 2021 Convertible Note

In connection with the closing of its initial public offering (the” IPO’), the Related Parties 2022 Convertible Notes and 2021 Convertible Note automatically converted into shares of common stock. Pursuant to the terms of the 2021 and 2022 Convertible Notes agreements (as emended), all outstanding accrued and unpaid interest owed under the 2021 and 2022 Convertible Notes was to convert into Common Stock simultaneously with the consummation of an offering of Common Stock resulting in the listing of the common stock on the NYSE American, or other national securities exchange. An aggregate of $772,545 of outstanding principal and accrued interest under the Notes was converted to common stock, resulting in the issuance of an aggregate of 297,133 shares of Company’s common stock, based on a conversion price of $2.60 per share, as set forth in the 2021 and 2022 Convertible Notes.

Underwriting Agreement and Representative’s Warrants

In connection with the IPO, the Company entered into an underwriting agreement, dated May 8, 2025, between the Company and D. Boral Capital LLC, as representative of the underwriters. In connection with the agreement, the company issued warrants to purchase an aggregate of 168,750 shares of common stock (the “Representative’s Warrants”. The Representative’s Warrants have an exercise price of $5.00 per share, are exercisable on or after November 4, 2025, and will expire five years from the date of issuance.

Amendments of Related Parties 2024 Promissory Notes and 2025 Promissory Note

On May 16, 2025, the Related Parties 2024 Promissory Notes and 2025 Promissory Note were further amended extending the maturity date of for the outstanding principal and accrued interest payment dates for all notes to May 19, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apimeds Pharmaceuticals US, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025 (the “Annual Report”) and the “Risk Factors” section of this report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Financial Results

Since inception, Apimeds has incurred significant operating losses. For the three months ended March 31, 2025 and 2024, Apimeds Pharmaceuticals US, Inc. net loss was $402,397 and $296,473, respectively. As of March 31, 2025, Apimeds Pharmaceuticals US, Inc. had an accumulated deficit of $4,794,321, a stockholders’ deficit of $1,760,518 and a working capital deficit of $1,136,898.

Liquidity

As of March 31, 2025, the Company had accumulated deficit amount to $4,794,321. The Company incurred net losses of $402,397 for the three months ended March 31, 2025, and expects to continue to incur substantial losses in the future. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net proceeds to the Company of $11.9 million. Based on cash that is available for Company operations, together with the proceeds from the IPO, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed financial statements.

Results of operations for the three months ended March 31, 2025 and 2024

Operating Expense

The following table sets forth the Company’s selected statements of operations data for the following periods:

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses
Research and development expenses	$—	$—	$—
General and administrative expenses	364,368	271,726	92,642
Loss from operations	(364,368)	(271,726)	(92,642)
Other expenses
Interest income	3	2,161	(2,158)
Interest expense	(38,032)	(26,908)	(11,124)
Net loss	$(402,397)	$(296,473)	$(105,924)

Revenues

For the three months ended March 31, 2025 and 2024, the Company had no revenue.

General and administrative expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the years presented:

	Three Months Ended March 31,
	2025	2024	Change
Payroll expenses	$106,500	$99,000	$7,500
Professional services	249,512	154,058	95,454
Office expenses	512	6,853	(6,341)
General administrative	7,844	11,815	(3,971)
	$364,368	$271,726	$92,642

General and administrative expenses were $364,368 for the three months ended March 31, 2025, compared to $271,726 for the same period in 2024, representing an increase of $92,642. The increase was mainly attributable to an increase in professional expenses for a total of approximately $95,000 and an increase in payroll expenses for the officers of the Company for a total of approximately $8,000.

Other Expense

The following table summarizes the year-over-year changes in general and administrative expenses for the years presented:

	Three Months Ended March 31,
	2025	2024	Change
Interest income	$3	$2,161	$(2,158)
Interest expense	(38,032)	(26,908)	(11,124)
	$(38,029)	$(24,747)	$(13,282)

Other expense was $38,029 for the three months ended March 31, 2025, compared to $24,747 for the same period in 2024, representing an increase in expense of $13,282. The increase was mainly due to an increase in interest expense for a total of approximately $11,000.

Net Loss

Net loss was $402,397 for the three months ended March 31, 2025, compared to $296,473 in the same period of 2024, representing an increase in loss of $105,924. The increase was mainly due to the increase in general and administrative expenses, specifically professional fees associated with the filing of the registration statements with the U.S. Securities and Exchange Commission (the “SEC”) and pre-IPO expenses as well as an increase in payroll expenses.

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

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	2025	2024	Change
Net cash used in operating activities	$(20,313)	$(263,100)	$242,787
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	267,200	—	267,200
Net increase (decrease) in cash	$246,887	$(263,100)	$509,987

During the three months ended March 31, 2025, operating activities used approximately $20,000 of cash, primarily resulting from a net loss of $402,397, partially offset by non-cash interest expense-related parties of $11,256, accretion expense of $26,776, and changes in operating assets and liabilities of $344,051.

During the three months ended March 31, 2024, operating activities used approximately $263,000 of cash, primarily resulting from a net loss of $296,473, partially offset by non-cash interest expense-related parties of $7,956, accretion expense of $18,952, and changes in operating assets and liabilities of $6,464.

Investing activities

During the three months ended March 31, 2025 and 2024 investing activities used $0.

Financing activities

During the three months ended March 31, 2025, financing activities provided $267,200 of cash resulting from $250,000 in proceeds from notes payable from related parties and cash advances from related parties of $17,200.

During the three months ended March 31, 2024, financing activities used $0.

Contractual Obligations and Commitments

See Note 4 – Debt, and Note 6 – Commitments and Contingencies, of the notes to the Company’s financial statements as of and for the three months ended March 31, 2025 included elsewhere in this Annual Report for further discussion of the Company’s commitments and contingencies.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions. The Company has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these unaudited condensed financial statements requires Apimeds Pharmaceuticals US, Inc. to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, Apimeds Pharmaceuticals US, Inc. evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to convertible instruments. Apimeds Pharmaceuticals US, Inc. bases its estimates and assumptions on current facts, historical experiences, and various other factors that Apimeds Pharmaceuticals US, Inc. believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company defines its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which the Company applies those principles. While its significant accounting policies are more fully described in Note 2 to its financial statements, the Company believes the following are the critical accounting policies used in the preparation of its unaudited condensed financial statements that require significant estimates and judgments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in providing reasonable assurance of achieving the desired control objectives. This was due to deficiencies that existed in the design and operation of our internal controls over financial reporting, involving internal controls and procedures, that were considered to be material weaknesses, as described below.

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

We have conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report.

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

Based on our assessment under the criteria described above, we have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on September 25, 2024)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on April 15, 2025)
3.3	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed on April 15, 2025)
10.1	March 2025 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds, Inc., dated March 21, 2025 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on April 15, 2025)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed or furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APIMEDS PHARMACEUTICALS US, INC.

Date: May 19, 2025	By:	/s/ Erik Emerson
	Name:	Erik Emerson
	Title:	Chief Executive Officer
(Principal Executive Officer)