Form 10-Q
period 2025-06-30
Apimeds Pharmaceuticals US, Inc.
filed 2025-08-19
CIK 1894525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 001-42545

Apimeds Pharmaceuticals US, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1099700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Matawan Rd, Suite 325 Matawan, New Jersey	07747
(Address of principal executive offices)	(Zip Code)

(848) 201-5010

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	APUS	NYSE American LLC

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

As of August 18, 2025, there were 12,575,983 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Balance Sheets

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$8,735,323	$3,455
Prepaid expenses and other current assets	1,614,226	9,602
Total current assets	10,349,549	13,057

Property and equipment, net	13,137	-
Long-term portion of prepaid expenses	183,995	-
Total assets	$10,546,681	$13,057

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$119,138	$591,191
Accrued interest - related party	15,351	106,643
Advance payable to related party	100	76,500
Notes payable - related party	500,000	250,000
Warrant Liability	174,413	-
Total current liabilities	809,002	1,024,334

Long-term liabilities
Long-term convertible notes payable – Related Party	-	346,844
Total liabilities	$809,002	$1,371,178

Commitments and contingencies (note 8)	-	-

Shareholders’ Equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	$-	$-
Common stock, par value $0.01, 100,000,000 shares authorized; 12,575,983 and 7,903,850 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	125,760	79,039
Additional paid-in capital	17,068,433	2,954,764
Accumulated deficit	(7,456,514)	(4,391,924)
Total shareholders’ equity (deficit)	9,737,679	(1,358,121)

Total liabilities and shareholders’ equity	$10,546,681	$13,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Operating expenses:
Research and development expenses	$651,784	$-	$651,784	$-
General and administrative expenses	2,012,120	427,757	2,376,488	699,483
Total operating expenses	2,663,904	427,757	3,028,272	699,483

Loss from operations	(2,663,904)	(427,757)	(3,028,272)	(699,483)

Other income (expense)
Change in FV of warrant liability	9,518	-	9,518	-
Interest income	15,247	517	15,250	2,678
Interest expense	(23,054)	(22,123)	(61,086)	(49,031)
Other income (expense)	1,711	(21,606)	(36,318)	(46,353)
Net loss	$(2,662,193)	$(449,363)	$(3,064,590)	$(745,836)

Net loss per common share - basic and diluted	$(0.26)	$(0.06)	$(0.33)	$(0.09)
Weighted average common shares outstanding	10,369,127	7,903,850	9,150,185	7,903,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Total
Balance at December 31, 2024	-	$-	7,903,850	$79,039	$2,954,764	$(4,391,924)	$(1,358,121)
Net loss	-	-	-	-	-	(402,397)	(402,397)
Balance at March 31, 2025	-	-	7,903,850	79,039	2,954,764	(4,794,321)	(1,760,518)
Stock-based compensation - stock options	-	-	-	-	192,053	-	192,053
Stock-based compensation – common stock grants	-	-	1,000,000	10,000	1,690,000	-	1,700,000
Conversion of convertible debt - related party	-	-	297,133	2,971	496,251	-	499,222
Issuance of Representative Warrants in connection with IPO	-	-	-	-	139,388	-	139,388
Issuance of common stock in IPO (net of $1,599,060 in offering costs and warrant liability)	-	-	3,375,000	33,750	11,595,977	-	11,629,727
Net loss	-	-	-	-	-	(2,662,193)	(2,662,193)
Balance at June 30, 2025	-	$-	12,575,983	$125,760	$17,068,433	$(7,456,514)	$9,737,679

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Total
Balance at December 31, 2023	-	$-	7,903,850	$79,039	$2,954,764	$(3,001,934)	$31,869
Net loss	-	-	-	-	-	(296,473)	(296,473)
Balance at March 31, 2024	-	-	7,903,850	79,039	2,954,764	(3,298,407)	(264,604)
Net loss	-	-	-	-	-	(449,363)	(449,363)
Balance at June 30, 2024	-	$-	7,903,850	$79,039	$2,954,764	$(3,747,770)	$(713,967)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.
Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,064,590)	$(745,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - common stock grants	1,700,000	-
Stock-based compensation - stock options	192,053	-
Change in FV of warrant liability	(9,518)	-
Depreciation expense of property and equipment	232	-
Accrued interest expense - related parties	21,253	16,460
Accretion expense	39,832	32,571
Changes in operating assets and liabilities
Prepaid expenses and other current and non-current assets	(1,788,619)	1,259
Accounts payable and accrued expenses	(472,052)	248,391
Net cash used in operating activities	(3,381,409)	(447,155)

Cash flows from investing activities:
Purchase of equipment	(13,369)	-
Net cash provided by investing activities	(13,369)	-

Cash flows from financing activities:
Cash proceeds from issuance of common stock in IPO	11,953,046	-
Proceeds from notes payable - related parties	250,000	100,000
Cash advances from related parties	17,400	-
Cash advances paid to related parties	(93,800)	-
Net cash provided by financing activities	12,126,646	100,000

Net decrease in cash	8,731,868	(347,155)
Cash, beginning of period	3,455	410,481
Cash, end of period	$8,735,323	$63,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt - related party	$386,676	$-
Conversion of accrued interest expense for convertible debt - related party	$112,546	$-
Issuance of Representative Warrants in connection with IPO	$139,388	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS

Business Description

Apimeds Pharmaceuticals US, Inc. (the “Company” or “Apimeds”) was formed as a corporation in May 2020 and was incorporated in the State of Delaware. Apimeds is a clinical stage company that is in the process of seeking U.S. Food and Drug Administration (“FDA”) approval for Apitox, a proprietary intradermally administered bee venom-based toxin.

Apimeds Inc., the majority shareholder of the Company which is a subsidiary of Inscobee Inc. (“Apimeds Korea”), and the Company entered into license agreements, under which the Company was granted the right to continue any clinical trial, acquire the permits and approval necessary from the FDA, and commercially develop and market Apitox within the United States (see notes 3). Apimeds completed a positive Phase 3 trial for the treatment of pain associated with osteoarthritis in 2018 and is now proceeding with the next steps for FDA approval. In the future, the Company plans to investigate potential uses for Apitox to treat pain associated with multiple sclerosis (“MS”), and intends to conduct non-registered corporate sponsorship studies to identify appropriate MS patient populations. Apitox is currently marketed and sold by Apimeds Korea in South Korea (Republic of Korea) as “Apitoxin” for the treatment of osteoarthritis.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared these unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). Except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Financial Statements included in the Annual Report for the year ended December 31, 2024 (the “Annual Report”). Accordingly, the unaudited condensed financial statements and related disclosures herein should be read in conjunction with the Annual Report.

As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted. These financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our 2024 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

Liquidity

As of June 30, 2025, the Company had an accumulated deficit of $7,456,514. The Company incurred net losses of $2,662,193 and $3,064,590 for the three and six months ended June 30, 2025, respectively, and expects to continue to incur substantial losses in the future. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net cash proceeds to the Company of $11.9 million. Based on cash that is available for Company operations, together with the proceeds from the IPO, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed financial statements.

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of June 30, 2025, and December 31, 2024:

	Fair Value at June 30,	Fair Value Measurement Using
	2025	Level 1	Level 2	Level 3
Warrant Liability	$174,413	$–	$–	$174,413

	Fair Value at December 31,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3
Warrant Liability	$–	$–	$–	$–

For the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and six months ended June 30, 2025:

Ending balance, December 31, 2024	$–
Advisor warrant liability incurred in connection with the IPO	183,931
Re-measurement adjustments:
Change in fair value of warrant liability	(9.518)
Ending balance, June 30, 2025	$174,413

June 30, 2025
Warrant Liability
Fair Value	$174,413
Valuation technique	Black-Scholes options pricing model
Significant unobservable unit	volatility and risk-free rates

The warrant liability as of May 12, 2025 (IPO date), was valued utilizing the Black-Scholes options pricing model with the following inputs: $1.81 of stock price, 4.09% risk-free rate, 78.29% volatility, 0% dividend rate, and the expected term of 5 years. The warrant liability as of June 30, 2025, was valued utilizing the Black-Scholes options pricing model with the following inputs: $1.76 of stock price, 3.79% risk-free rate, 77.82% volatility, 0% dividend rate, and the expected term of 5 years.

Common Stock Reverse Stock Split

On February 7, 2025, the Company’s board of directors (the “Board”) approved and implemented a reverse stock split at a ratio of 1-for-2.6, which provided that every 2.6 shares of its issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All share and per share amounts in the accompanying unaudited condensed financial statements and footnotes have been retrospectively adjusted for the reverse split.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the federal depository insurance corporation limit of $250,000. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Segment Information

The Company operates as a single operating and reportable segment, which aligns with the way the Chief Executive Officer, designated as the Chief Operating Decision Maker (CODM), evaluates performance and allocates resources. The Company is a clinical-stage entity focused on the development of a proprietary intradermally administered bee venom-based therapeutic. As of June 30, 2025, the Company has not generated any revenue and does not have any material long-lived assets. The CODM assesses the Company’s performance primarily through the analysis of operating expenses, specifically within key categories such as research and development and general and administrative expenses. Given the Company is in a pre-revenue stage, these expense categories serve as the primary financial drivers.

Financial information provided to and utilized by the CODM is consistent with the Company’s U.S. GAAP financial statements, including the Statements of Operations, which reflect the loss. A single management team reports directly to the CODM and oversees the entire business comprehensively. Resource allocation, performance evaluation, incentive setting, and forecasting activities are conducted at the corporate level using the financial statements and a unified budget. Accordingly, the Company does not evaluate performance by geographic area or product line, as it has not yet commenced commercial operations and has limited activity due to current liquidity and funding constraints. All operations are based in the United States of America, and all assets and operating expenses — including those related to research and development and general and administrative functions — are attributed to the Company’s single reportable segment.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

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

Warrants and Warrant liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Representative Warrants and liability related to Advisor Warrant (as defined below) was estimated using a Black Scholes valuation approach (see Note 9).

On September 5, 2023, the Company entered into a consulting agreement with certain advisor, under which, upon completion of the IPO, the Company would issue to advisor warrants to purchase a number of shares of common stock equal to 6% of the aggregate number of shares sold in the IPO (the “Advisor Warrants”). The Advisor Warrants were issued on August 5, 2025. Because the obligation to issue the Advisor Warrants became unconditional at the IPO close (May 12, 2025) and the warrants had not yet been issued as of June 30, 2025, the Company recorded a warrant liability at the IPO date fair value and remeasured that liability at June 30, 2025. Because the Advisor Warrants were issued as compensation for the IPO-related advisory services, the initial fair value recognized at the IPO date was recorded as an offering cost that reduced the additional paid-in capital as of May 12, 2025.

For the three and six months ended June 30, 2025, the Company recognized a gain  of $9,518  in other income (expense) for the change in fair value.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statements of operations.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use assets (“ROU”) and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are to be represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of June 30, 2025 and December 31, 2024, the Company did not have leases that qualified as ROU assets.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives of three to seven years using the straight-line method.

The Company adheres to ASC 360 “Property, Plant, and Equipment” and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell.

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

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a public company but has limited company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on implied volatility. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	For the six months ended June 30,
	2025	2024
Employee stock options	589,871	213,692
Representative Warrants	168,750	-
Advisor Warrants	202,500	-
Convertible notes and interest	-	283,397
	758,621	497,089

Emerging Growth Company

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1993, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act allows emerging growth companies to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (ASUs). ASUs not discussed in these unaudited condensed financial statements were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.

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

The agreement commenced on the effective date and shall remain in force for each licensed product on a licensed-product-by-licensed-product basis for rights and obligations concerning the licensed patent, until the expiration of the last to expire valid claim of a licensed patent. The total consideration exchanged for the exclusive license agreement was $1.

4. PREPAID EXPENSE AND OTHER ASSETS

As June 30, 2025, and December 31, 2024, the prepaid expense and other assets balance consists of the following:

	June 30,	December 31,
	2025	2024
Prepaid Insurance	$399,246	$-
Prepaid clinical development costs	1,350,230	-
Other prepaid assets	48,745	9,602
Less: long-term portion of prepaid insurance	(183,995)	-
Prepaid expenses and other current assets, current	$1,614,226	$9,602

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of balances owed to vendors, as well as others, such as the taxing authority and employees.

As June 30, 2025, and December 31, 2024, the accounts payable and accrued expense balances consists of the following:

	June 30,	December 31,
	2025	2024
Professional fees payable	$43,570	$410,641
Clinical trials payable	57,412	-
Other	9,906	-
Accrued compensation	8,250	180,550
Total accounts payable and accrued expenses	$119,138	$591,191

6. DEBT

2022 Convertible notes (amended from notes payable) — related parties

On March 21, 2022, the Company issued a promissory note in the amount of $160,000 to Inscobee, one of its shareholders. On June 3, 2022, the Company issued another $100,000 promissory note to Inscobee (together, and as amended, the “2022 Convertible Notes”). The 2022 Convertible Notes bear interest at 5% per annum and mature on the earlier of (a) the closing of an equity financing with proceeds to the Company of at least $3 million, or (b) July 15, 2022.

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

In connection with the closing of the IPO, the 2022 Convertible Notes and 2021 Convertible Note (defined below) automatically converted into shares of Common Stock. Pursuant to the terms of the 2021 Convertible Note and 2022 Convertible Notes (as amended), all outstanding accrued and unpaid interest owed under the 2021 Convertible Note and 2022 Convertible Notes was to convert into common stock simultaneously with the consummation of an offering of common stock resulting in the listing of the Common Stock on the NYSE American, or other national securities exchange (a “Qualified Offering”). An aggregate of $660,000 outstanding principal together with $112,576 and accrued interest under the 2021 Convertible Note and 2022 Convertible Notes was converted to Common Stock, resulting in the issuance of an aggregate of 297,133 shares of Company’s Common Stock, based on a conversion price of $2.60 per share, as set forth in the 2021 Convertible Note and 2022 Convertible Notes. As of the date of the conversion, the outstanding balances for the 2021 Convertible Note and 2022 Convertible Notes were $235,439 and $151,237, respectively, net of the unamortized debt discounts of $164,561 and $108,763. The total of unamortized debt discounts for the 2021 Convertible Note and 2022 Convertible Notes in the aggregate amount of $273,324 as of the date of the conversion was reflected within additional paid in capital, and the carrying aggregate amount of the 2021 Convertible Note and 2022 Convertible Notes of $386,676 along with accrued outstanding interest for the 2021 Convertible Note and 2022 Convertible Notes in the aggregate amount $112,576 as of the date of the conversion are reflected within condensed statement of changes in shareholders’ equity (deficit).

As of December 31, 2024, there was accrued interest in connection to the 2022 Convertible Notes of $34,745. Interest expenses were $1,498 and $4,596 for the three and six months ended June 30, 2025, respectively. Interest expenses were $3,134 and $6,268 for the three and six months ended June 30, 2024, respectively.

There was accretion on the note’s debt discount in connection to the 2022 Convertible Notes of $5,171 and $15,771 for the three and six months ended June 30, 2025, respectively. There was accretion on the note’s debt discount of $5,373 and $12,844 for the three and six months ended June 30, 2024, respectively.

2021 Convertible note — related party

On August 30, 2021, the Company issued a convertible promissory note in the amount of $400,000 (“2021 Convertible Note”) to Apimeds Korea. The 2021 Convertible Note bears interest at 5% per annum and matures on the earlier of (a) the sale of the Company or (b) August 30, 2026. The 2021 Convertible Note is convertible at any time up through the maturity date.

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

In connection with the closing of the IPO, the 2022 Convertible Notes and 2021 Convertible Note automatically converted into shares of common stock (see 2022 Convertible notes (amended from notes payable) — related parties per above).

As of December 31, 2024, there was accrued interest in connection with the 2021 Convertible Note of $66,137 and is included within accrued interest — related party on the accompanying unaudited condensed balance sheets.

Interest expenses were $2,301 and $7,068 for the three and six months ended June 30, 2025, respectively. Interest expenses were $4,822 and $9,644 for the three and six months ended June 30, 2024, respectively.

There was accretion on the note’s debt discount in connection to the 2021 Convertible Notes of $7,884 and $24,061 for the three and six months ended June 30, 2025, respectively. There was accretion on the note’s debt discount of $8,246 and $19,727 for the three and six months ended June 30, 2024, respectively.

2024 Promissory Notes — Related Parties

On May 20, 2024, the Company issued a $100,000 promissory note to Inscobee. On August 19, 2024, the Company issued a $150,000 promissory note to Inscobee (together, the “2024 Promissory Notes”). The 2024 Promissory Notes bear interest at 5% per annum and mature on the earlier of (a) the closing of an equity financing by the Company with gross proceeds of at least $3,000,000; or (b) May 19, 2025. On May 16, 2025, the 2024 Promissory Notes were amended to extend the maturity date of for the outstanding principal and accrued interest payment date to May 19, 2026.

As of June 30, 2025 and December 31, 2024, there was accrued interest in connection with the 2024 Promissory Notes of $11,959 and $5,760. Interest expenses were $3,116 and $6,199 for the three and six months ended June 30, 2025, respectively, and are included within accrued interest — related party on the accompanying unaudited condensed balance sheet. Interest expenses were $548 for the three and six months ended June 30, 2024.

2025 Promissory Note — Related Parties

On March 21, 2025, the Company issued a $250,000 promissory note to Apimeds Korea (the “2025 Promissory Note”). The 2025 Promissory Note bears interest at 5% per annum and matures on the earlier of (a) December 31, 2026 or (b) consummation of a Qualified Offering. On May 16, 2025, the 2025 Promissory Note was amended to extend the maturity date of for the outstanding principal and accrued interest payment date to May 19, 2026.

As of June 30, 2025, there was accrued interest in connection with the 2025 Promissory Note of $3,390. Interest expenses were $3,082 and $3,390 for the three and six months ended June 30, 2025, respectively, and are included within accrued interest — related party on the accompanying unaudited condensed balance sheet.

7. ADVANCE PAYABLE — RELATED PARTY

As of June 30, 2025, and December 31, 2024 the Company had an outstanding balance of $100 and $76,500, respectively, due to funds received from officers of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advance payables were used for operating purposes.

8. COMMITMENTS AND CONTINGENCIES

Legal

Periodically, the Company reviews the status of any significant matters that exist and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. As of June 30, 2025 and December 31, 2024, there are no pending claims or litigation that are expected to materially affect the Company’s results going forward.

Executive employee agreement

On September 21, 2023, the Company signed an executive employee agreement with the Chief Executive Officer (CEO) of the Company. Under the executive employee agreement terms, if the Company closes on a public offering, the CEO will be eligible to receive an incentive stock option to purchase a number of shares of the Company’s common stock equal to 3% of the post-IPO capitalization of the Company. 40% of the options shall vest immediately upon grant and the remainder will vest in three equal installments on the annual anniversary of the date of grant.

On May 12, 2025, the Company consummated the IPO. Immediately following the IPO on May 16, 2025, the Board approved the grant of 347,279 stock options to the CEO, with vesting terms of 40% on the grant date and the remaining 60% vesting in three equal annual installments on each anniversary of the grant date. In addition to the stock option grant, the Board also granted 750,000 shares of the Company’s Common Stock to the CEO of the Company, which are fully vested and unrestricted (see Note 7).

9. SHAREHOLDERS’ EQUITY

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 100,000,000 authorized shares of common stock. The Company had 12,575,983 and 7,903,850 shares of common stock issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively. Each share of common stock is entitled to one vote.

On February 7, 2025, the Board approved and implemented a reverse stock split ratio of 1-for-2.6, which provided that every 2.6 shares of its issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All share and per share amounts in the accompanying unaudited condensed financial statements and footnotes have been retrospectively adjusted for the reverse stock split.

On May 12, 2025, the Company consummated the IPO of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net proceeds to the Company of $11.6 million after deducting underwriting discounts, offering expenses and the value of the Advisory Warrant liability. Out of the total shares issued, 500,000 shares were purchased by Inscobee,

In connection with the closing of the IPO, the 2022 Convertible Notes and 2021 Convertible Note automatically converted into shares of common stock. Pursuant to the terms of the 2021 Convertible Note and 2022 Convertible Notes , all outstanding accrued and unpaid interest owed under the 2021 Convertible Note and 2022 Convertible Notes was to convert into common stock simultaneously with the consummation of a Qualified Offering. An aggregate of $499,222 of outstanding principal and accrued interest under the 2022 Convertible Notes and 2021 Convertible Note, net of unamortized debt discount of $273,324, was converted to common stock, resulting in the issuance of an aggregate of 297,133 shares of Company’s common stock, based on a conversion price of $2.60 per share, as set forth in the 2021 Convertible Note and 2022 Convertible Notes.

Immediately following the IPO on May 16, the board of directors approved the grant of 750,000 and 250,000 shares of the Company’s common stock to the CEO and Chief Medical Officer of the Company, respectively. Such stock were issued under the Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) and are fully vested and unrestricted. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.70 per share and in aggregate of $1,700,000, and recorded as stock-based compensation - stock grants, with $1,275,000 and $425,000 allocated to general and administrative Research and development expenses, respectively, for the three and six month periods ended June 30, 2025.

Warrants

In connection with the IPO, the Company entered into an Underwriting Agreement, dated May 8, 2025, between the Company and its underwriter. The Company also agreed to issue warrants to purchase an aggregate of 168,750 shares of common stock (the “Representative Warrants”), each dated May 12, 2025, to underwriter and its designees. The Placement Agent Warrants have an exercise price of $5.00 per share and also feature a cashless exercise option. The initial exercise date of the Underwriter Warrants is November 4, 2025.

The Company accounts for Placement Agent Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The measurement of fair value of the Placement Agent Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.81, exercise price of $5.00, term of 5 years, volatility of 78%, risk-free rate of 4.09%, and expected dividend rate of 0.0%). The grant date fair value of these Placement Agent Warrants was estimated to be $139,388 on May 12, 2025, and was reflected as a reduction to additional paid-in capital as of May 12, 2025.

On August 5, 2025, the Company issued the Advisor Warrants to purchase 202,500 shares of Company common stock, par value $0.01 per share at a purchase price equal to $4.00 per share, with expiration date of October 19, 2032.

Preferred Stock

On December 5, 2023, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.01. The rights and preferences of preferred shareholders have not been determined as of the date of filing. The Company had no preferred shares issued or outstanding as of June 30, 2025, and August 5, 2025.

10. STOCK-BASED COMPENSATION

Stock Options

On September 18, 2024, the Company adopted the 2024 Equity Incentive Plan. 1,538,462 shares of common stock have initially been reserved for the issuance of awards under the 2024 Equity Incentive Plan with 42,283 shares available for future issuance as of June 30, 2025. There were 213,692 nonqualified stock option awards issued and outstanding outside of the 2024 Equity Incentive Plan as of June 30, 2025 and December 31, 2024.

The Company and its consolidated subsidiaries calculate stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

There were 496,179 stock options granted under the 2024 Equity Incentive Plan to the Company’s employees and directors during the three and six months ended June 30, 2025, and no stock options granted for three and six months ended June 30, 2024.

The stock options granted during the three and six months ended June 30, 2025, were valued utilizing the Black-Scholes options pricing model with the following inputs: $1.70-$1.93 of stock price, 4.06% risk-free rate, 78.23%-81.85% volatility, 0% dividend rate, and the expected term of 5.50-6.00 years.

The following represents a summary of options:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Issued and outstanding, December 31, 2024	213,692	$7.33	5.12
Granted	496,179	1.82
Exercised	-	-
Forfeited/Expired	-	-
Issued and outstanding, June 30, 2025	709,871	$3.48	8.47
Exercisable, June 30, 2025	362,604	$5.22	7.01

For the three and six months ended June 30, 2025 the Company had $192,053 of stock compensation related to the stock options outstanding, of which $178,424 and $13,629 were included in general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statements of operations. There was no expense related to the stock option grants recognized during the three and six months ended June 30, 2024. As of June, 2025, the remaining unamortized expense of $415,479 will be recognized over the next 2.77 years. Such amount does not include the effect of future grants of equity compensation, if any. The intrinsic value of options outstanding was $867 at June 30, 2025 and the intrinsic value of options exercisable was $0 at December 31, 2024.

11. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company has no open tax audits with any taxing authority as of June 30, 2025.

12. SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

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

Our Product Candidate

Our product candidate Apitox is a purified, pharmaceutical grade venom of the Apis mellifera, or honeybee, which is classified by the U.S Food and Drug Administration (“FDA”) as an active pharmaceutical ingredient. Apimeds Korea has developed a proprietary method and process of turning extracted bee venom into a lyophilized powder for reconstitution prior to intradermal dose injections, which they sell in South Korea as Apitoxin. Apimeds Korea has exclusively licensed to us all rights to develop, commercialize, market and sell Apitoxin as “Apitox” in the United States in exchange for a sales royalty.

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

Financial Results

Since inception, Apimeds has incurred significant operating losses. For the three and six months ended June 30, 2025 and 2024, Apimeds Pharmaceuticals US, Inc. net loss was $2,662,193 and $3,064,590, and $449,363 and $745,836, respectively.

Liquidity

As of June 30, 2025, the Company had accumulated deficit amount to $7,456,514. The Company incurred net losses of $2,662,193 and $3,064,590 for the three and six months ended June 30, 2025, respectively, and expects to continue to incur substantial losses in the future. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net proceeds to the Company of $11.9 million. Based on cash that is available for Company operations, together with the proceeds from the IPO, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed financial statements.

Results of operations for the three months ended June 30, 2025 and 2024

Operating Expense

The following table sets forth the Company’s selected statements of operations data for the following periods:

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development expenses	$651,784	$-	$654,784
General and administrative expenses	2,012,120	427,757	1,584,363
Loss from operations	(2,663,904)	(427,757)	(2,236,147)
Other expenses
Change in FV of warrant liability	9,518	-	9,518
Interest income	15,247	517	14,730
Interest expense	(23,054)	(22,123)	(931)
Net loss	$(2,662,193)	$(449,363)	$(2,212,830)

Revenues

For the three months ended June 30, 2025 and 2024, the Company had no revenue.

Operating expenses

Research and development expense

The following table summarizes the year-over-year changes in research and development expenses for the three months ended June 30, 2025:

	Three Months Ended June 30,
	2025	2024	Change
Payroll expenses	$72,156	$-	$72,156
Clinical trials	117,537	-	117,537
Compensation - stock and stock options	438,629	-	438,629
Others	23,463	-	23,463
	$651,784	$-	$651,784

Research and development expenses totaled $651,784 for the three months ended June 30, 2025, compared to no such expenses for the same period in 2024, reflecting an increase of $651,784. This increase was primarily driven by the availability of funding, which supported higher overall research and development spending. The increase was mainly attributable to payroll expenses of approximately $72,000, stock-based compensation of approximately $439,000, clinical trial costs of approximately $118,000, and other research and development expenses totaling approximately $23,000.

General and administrative expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the three months ended June 30, 2025:

	Three Months Ended June 30,
	2025	2024	Change
Payroll expenses	$103,978	$107,000	$(3,022)
Professional services	339,347	312,870	26,477
Compensation - stock and stock options	1,453,424	-	1,453,424
Insurance	31,255	-	31,255
Office expenses	69,865	3,973	65,892
Other general administrative	14,251	3,914	10,337
	$2,012,120	$427,757	$1,584,363

General and administrative expenses totaled $2,012,120 for the three months ended June 30, 2025, compared to $427,757 for the same period in 2024, representing an increase of $1,584,363. The increase was primarily driven by higher stock compensation costs and expanded operational activities. Specifically, the change included an increases in professional services of approximately $26,000, stock-based compensation of approximately $1,453,000, insurance expenses of approximately $31,000, office expenses of approximately $66,000, and other general and administrative costs of approximately $10,000.

Other Income (expense)

The following table summarizes the year-over-year changes in other income (expense) for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Change in FV of warrant liability	$9,518	$-	$9,518
Interest income	15,247	517	14,730
Interest expense	(23,054)	(22,123)	(931)
	$1,711	$(21,606)	$23,317

Other income was $1,711 for the three months ended June 30, 2025, compared to other expense $21,606 for the same period in 2024, representing an decrease in expense of $23,137. The decrease was mainly due to an increase in interest income for a total of approximately $15,000 and gain as a result of the change in fair value of warrant liability for approximately $10,000.

Net Loss

Net loss was $2,662,193 for the three months ended June 30, 2025, compared to net loss of $449,363 in the same period of 2024, representing an increase in loss of $2,212,830. The increase was mainly due to the increase in both general and administrative expenses and research and development expenses due to higher stock compensation costs and expanded operational and research and development activities.

Results of operations for the six months ended June 30, 2025 and 2024

Operating Expense

The following table sets forth the Company’s selected statements of operations data for the following periods:

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development expenses	$651,784	$-	$651,784
General and administrative expenses	2,376,488	699,483	1,677,005
Loss from operations	(3,028,272)	(699,483)	(2,328,789)
Other expenses
Change in FV of warrant liability	9,518	-	9,518
Interest income	15,250	2,678	12,572
Interest expense	(61,086)	(49,031)	(12,055)
Net loss	$(3,064,590)	$(745,836)	$(2,318,754)

Revenues

For the six months ended June 30, 2025 and 2024, the Company had no revenue.

Operating expenses

Research and development expenses

The following table summarizes the year-over-year changes in research and development expenses for the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025	2024	Change
Payroll expenses	$72,156	$-	$72,156
Clinical trials	117,537	-	117,537
Compensation - stock and stock options	438,629	-	438,629
Others	23,463	-	23,463
Total research and development expenses	$651,784	$-	$651,784

Research and development expenses totaled $651,784 for the six months ended June 30, 2025, compared to no such expenses for the same period in 2024, reflecting an increase of $651,784. This increase was primarily driven by the availability of funding, which supported higher overall research and development spending. The increase was mainly attributable to payroll expenses of approximately $72,000, stock-based compensation of approximately $439,000, clinical trial costs of approximately $118,000, and other research and development expenses totaling approximately $23,000.

General and administrative expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025	2024	Change
Payroll expenses	$210,478	$206,000	$4,478
Professional services	588,858	466,928	121,930
Compensation - stock and stock options	1,453,424	-	1,453,424
Insurance	31,255	-	31,255
Office expenses	75,378	10,327	65,051
Other general administrative	17,095	16,228	867
Total general and administrative expenses	$2,376,488	$699,483	$1,677,005

General and administrative expenses totaled $1,677,005 for the six months ended June 30, 2025, compared to $699,483 for the same period in 2024, representing an increase of $1,677,005. The increase was primarily driven by higher stock compensation costs and expanded operational activities. Specifically, the change included the increases in professional services of approximately $122,000, stock-based compensation of approximately $1,453,000, insurance expenses of approximately $31,000, office expenses of approximately $65,000.

Other Expense

The following table summarizes the year-over-year changes in other expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Change in FV of warrant liability	$9,518	-	9,518
Interest income	15,250	$2,678	$12,572
Interest expense	(61,086)	(49,031)	(12,055)
	$(36,318)	$(46,353)	$10,035

Other expense was $36,318 for the six months ended June 30, 2025, compared to $46,353 for the same period in 2024, representing a decrease in expense of $10,035. The decrease was mainly due to an increase in interest income corresponding with the decrease in interest expense due to conversion of the notes, as well as gain as a result of the change in fair value of warrant liability for approximately $10,000.

Net Loss

Net loss was $3,064,590 for the six months ended June 30, 2025, compared to net loss of $745,836 in the same period of 2024, representing an increase in loss of $2,318,754. The increase was mainly due to the increase in both general and administrative expenses and research and development expenses due to higher stock compensation costs and expanded operational and research and development activities.

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

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(3,381,409)	$(447,155)	$(2,934,254)
Net cash used in investing activities	(13,368)	-	(13,369)
Net cash provided by financing activities	12,126,646	100,000	12,026,646
Net increase (decrease) in cash	$8,731,868	$(347,155)	$9,079,023

During the six months ended June 30, 2025, operating activities used approximately $3,381,000 of cash, primarily resulting from a net loss of $3,064,590, partially offset by non-cash stock-based compensation for stock and stock options grants in the approximate amount of $1,700,000 and 192,000, respectively, accretion expense of $39,000, and changes in operating assets and liabilities of approximately decrease ($2,261,000) mainly due to increase in prepaid research costs and prepaid insurance and decrease in accounts payable and accrued expenses.

During the six months ended June 30, 2024, operating activities used approximately $447,000 of cash, primarily resulting from a net loss of approximately $745,000, partially offset by non-cash interest expense-related parties of $16,460, accretion expense of $32,000, and negative changes in operating assets and liabilities of approximately ($250,000).

Investing activities

During the three months ended June 30, 2025 and 2024 investing activities used approximately $13,000 and $0, respectively.

Financing activities

During the six months ended June 30, 2025, financing activities provided approximately $12,126,600 of cash. This was primarily attributable to net proceeds from the issuance of common stock in the IPO of $11,953,046, proceeds from notes payable from related parties of $250,000, and cash advances from related parties of $17,400, partially offset by cash advances paid to related parties in the amount of $93,800.

During the six months ended June 30, 2024, financing activities provided $100,000 of cash, consisting entirely of proceeds from notes payable from related parties.

Contractual Obligations and Commitments

See Note 6 – Debt, and Note 8 – Commitments and Contingencies, of the notes to the Company’s financial statements as of and for the three months ended June 30, 2025 included elsewhere in this Annual Report for further discussion of the Company’s commitments and contingencies.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions. The Company has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires Apimeds Pharmaceuticals US, Inc. to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, Apimeds Pharmaceuticals US, Inc. evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to convertible instruments. Apimeds Pharmaceuticals US, Inc. bases its estimates and assumptions on current facts, historical experiences, and various other factors that Apimeds Pharmaceuticals US, Inc. believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with U.S. GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, we do not have sufficiently documented procedures or control activities in place to support a reliable financial reporting process. This includes an absence of controls over the review and approval of journal entries, segregation of duties, reconciliations, and other fundamental accounting processes.

Based on our assessment under the criteria described above, we have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Conversion of Promissory Notes in Connection with IPO

On March 21, 2022, the Company issued a promissory note in the amount of $160,000 to Inscobee, Inc. (“Inscobee”). On June 3, 2022, the Company issued an additional $100,000 promissory note to Inscobee (together, and as amended, the “2022 Convertible Notes”). On August 30, 2021, the Company issued a convertible promissory note in the amount of $400,000 (“2021 Convertible Note”) to Apimeds Korea.

In connection with the closing of the IPO, the 2022 Convertible Notes and 2021 Convertible Note automatically converted into shares of common stock. Pursuant to the terms of the 2021 Convertible Note and 2022 Convertible Notes , all outstanding accrued and unpaid interest owed under the 2021 Convertible Note and 2022 Convertible Notes was to convert into common stock simultaneously with the consummation of the IPO, which qualified as a Qualified Offering (as defined in the 2021 Convertible Note and 2022 Convertible Notes). An aggregate of $772,545 of outstanding principal and accrued interest under the notes was converted to common stock, resulting in the issuance of an aggregate of 297,133 shares of Company’s common stock, based on a conversion price of $2.60 per share, as set forth in the 2021 Convertible Note and 2022 Convertible Notes. The shares were issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act.

(b)

On May 5, 2025, the Company’s registration statement on Form S-1 (File No. 333-282324), as amended (the “Registration Statement”) was declared effective by the SEC for the IPO in which the Company sold a total of 3,375,000 shares of its common stock at a price of $4.00 per share, generating gross proceeds to the Company of $13.5 million. D. Boral Capital LLC acted as representative of the underwriters for the offering.

The offering closed on May 12, 2025. Following the sale of all the shares upon the closing of the IPO and the expiration of the over-allotment option, the offering terminated. The Company received net proceeds of approximately $11.9 million after deducting underwriting discounts and commissions and the estimated offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on May 9, 2025.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on September 25, 2024)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on April 15, 2025)
3.3	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed on April 15, 2025)
10.1*	Amendment to May 2024 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds, Inc., dated May 16, 2025
10.2*	Amendment to August 2024 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds, Inc., dated May 16, 2025
10.3*	Amendment to March 2025 Promissory Note by and between Apimeds Pharmaceuticals US, Inc. and Apimeds, Inc., dated May 16, 2025
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed or furnished with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APIMEDS PHARMACEUTICALS US, INC.

Date: August 19, 2025	By:	/s/ Erick Frim
	Name:	Erick Frim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)