Form 10-Q
period 2025-09-30
Apimeds Pharmaceuticals US, Inc.
filed 2025-11-12
CIK 1894525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 12,575,983 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apimeds Pharmaceuticals US, Inc.

Unaudited Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$6,986,617	$3,455
Prepaid expenses and other current assets	2,099,491	9,602
Total current assets	9,086,108	13,057

Property and equipment, net	34,188	-
Long-term portion of prepaid expenses	129,740	-
Total assets	$9,250,036	$13,057

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$567,633	$591,191
Accrued interest - related party	21,651	106,643
Advance payable to related party	100	76,500
Notes payable - related party	500,000	250,000
Total current liabilities	1,089,384	1,024,334

Long-term liabilities
Long-term convertible notes payable – related party	-	346,844
Total liabilities	1,089,384	1,371,178

Commitments and contingencies (note 8)	-	-

Shareholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.01, 100,000,000 shares authorized; 12,575,983 and 7,903,850 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	125,760	79,039
Additional paid-in capital	17,272,661	2,954,764
Accumulated deficit	(9,237,769)	(4,391,924)
Total shareholders’ equity (deficit)	8,160,652	(1,358,121)

Total liabilities and shareholders’ equity	$9,250,036	$13,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc

Unaudited Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating expenses:
Research and development expenses	$619,693	$-	$1,271,477	$-
General and administrative expenses	1,224,546	299,999	3,601,034	999,482
Total operating expenses	1,844,239	299,999	4,872,511	999,482

Loss from operations	(1,844,239)	(299,999)	(4,872,511)	(999,482)

Other income (expense)
Change in fair value of warrant liability	12,859	-	22,377	-
Interest income	56,426	116	71,676	2,794
Interest expense	(6,301)	(32,638)	(67,387)	(81,669)
Total other income (expense)	62,984	(32,522)	26,666	(78,875)

Net loss	$(1,781,255)	$(332,521)	$(4,845,845)	$(1,078,357)

Net loss per common share - basic and diluted	$(0.14)	$(0.04)	$(0.47)	$(0.14)
Weighted average common shares outstanding	12,575,983	7,903,850	10,308,911	7,903,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc

Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Total
Balance at December 31, 2024	-	$-	7,903,850	$79,039	$2,954,764	$(4,391,924)	$(1,358,121)
Net loss for the period ended March 31, 2025	-	-	-	-	-	(402,397)	(402,397)
Balance at March 31, 2025	-	-	7,903,850	79,039	2,954,764	(4,794,321)	(1,760,518)
Stock-based compensation - stock options	-	-	-	-	192,053	-	192,053
Stock-based compensation – common stock grants	-	-	1,000,000	10,000	1,690,000	-	1,700,000
Conversion of convertible debt - related party	-	-	297,133	2,971	496,251	-	499,222
Issuance of Representative Warrants in connection with IPO	-	-	-	-	139,388	-	139,388
Issuance of common stock in IPO (net of $1,599,060 in offering costs and warrant liability)	-	-	3,375,000	33,750	11,595,977	-	11,629,727
Net loss for the period ended June 30, 2025	-	-	-	-	-	(2,662,193)	(2,662,193)
Balance at June 30, 2025	-	-	12,575,983	125,760	17,068,433	(7,456,514)	9,737,679
Stock-based compensation - stock options	-	-	-	-	42,674	-	42,674
Issuance of Advisor Warrants in connection with IPO	-	-	-	-	161,554	-	161,554
Net loss for the period ended September 30, 2025	-	-	-	-	-	(1,781,255)	(1,781,255)
Balance at September 30, 2025	-	$-	12,575,983	$125,760	$17,272,661	$(9,237,769)	$8,160,652

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc.

Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Total
Balance at December 31, 2023	-	$-	7,903,850	$79,039	$2,954,764	$(3,001,934)	$31,869
Net loss for the period ended March 31, 2024	-	-	-	-	-	(296,473)	(296,473)
Balance at March 31, 2024	-	-	7,903,850	79,039	2,954,764	(3,298,407)	(264,604)
Net loss for the period ended June 30, 2024	-	-	-	-	-	(449,363)	(449,363)
Balance at June 30, 2024	-	-	7,903,850	79,039	2,954,764	(3,747,770)	(713,967)
Net loss for the period ended September 30, 2024	-	-	-	-	-	(332,521)	(332,521)
Balance at September 30, 2024	-	$-	7,903,850	$79,039	$2,954,764	$(4,080,291)	$(1,046,488)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,845,845)	$(1,078,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - common stock grants	1,700,000	-
Stock-based compensation - stock options	234,727	-
Change in FV of warrant liability	(22,377)	-
Depreciation expense of property and equipment	1,721	-
Accrued interest expense - related parties	27,554	26,568
Accretion expense	39,833	55,101

Changes in operating assets and liabilities
Prepaid expenses and other current and non-current assets	(2,219,630)	1,259
Accounts payable and accrued expenses	(23,558)	361,519
Net cash used in operating activities	(5,107,575)	(633,910)

Cash flows from investing activities:
Purchase of furniture and equipment	(35,909)	-
Net cash provided by investing activities	(35,909)	-

Cash flows from financing activities:
Cash proceeds from issuance of common stock in IPO	11,953,046	-
Proceeds from notes payable - related parties	250,000	250,000
Cash advances from related parties	17,400	-
Cash advances paid to related parties	(93,800)	-
Net cash provided by financing activities	12,126,646	250,000

Net increase (decrease) in cash	6,983,162	(383,910)
Cash, beginning of period	3,455	410,481
Cash, end of period	$6,986,617	$26,571

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt - related party	$386,676	$-
Conversion of accrued interest expense for convertible debt - related party	$112,546	$-
Issuance of Representative Warrants in connection with IPO	$300,942	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc

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

Apimeds Inc., the majority shareholder of the Company which is a subsidiary of Inscobee Inc. (“Apimeds Korea”), and the Company entered into license agreements, under which the Company was granted the right to continue any clinical trial, acquire the permits and approval necessary from the FDA and commercially develop and market Apitox within the United States (see notes 3). Apimeds completed a positive Phase 3 trial for the treatment of pain associated with osteoarthritis in 2018 and is now proceeding with the next steps for FDA approval. In the future, the Company plans to investigate potential uses for Apitox to treat pain associated with multiple sclerosis (“MS”), and intends to conduct non-registered corporate sponsored studies to identify appropriate MS patient populations. Apitox is currently marketed and sold by Apimeds Korea in South Korea (Republic of Korea) as “Apitoxin” for the treatment of osteoarthritis.

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

Liquidity

As of September 30, 2025, the Company had an accumulated deficit of $9,237,769. The Company incurred net losses of $1,781,255 and $4,845,845 for the three and nine months ended September 30, 2025, respectively, and expects to continue to incur substantial losses in the future. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net cash proceeds to the Company of $11.9 million. Based on cash that is available for Company operations, together with the proceeds from the IPO, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying unaudited condensed financial statements.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to, the determination of prepaid clinical development costs, stock-based compensation and estimates that are related to convertible instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of September 30, 2025, and December 31, 2024:

	Fair Value at September 30,	Fair Value Measurement
	2025	Level 1	Level 2	Level 3
Warrant Liability	$-	$-	$-	$-

	Fair Value at December 31,	Fair Value Measurement
	2024	Level 1	Level 2	Level 3
Warrant Liability	$-	$-	$-	$-

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Representative Warrants and initial liability and fair value upon issuance related to Advisor Warrant (as defined below) was estimated using a Black Scholes valuation approach (see Note 9).

On September 5, 2023, the Company entered into a consulting agreement with certain advisor, under which, upon completion of the IPO, the Company would issue to advisor warrants to purchase a number of shares of common stock equal to 6% of the aggregate number of shares sold in the IPO (the “Advisor Warrants”). The Advisor Warrants were issued on August 5, 2025. Because the obligation to issue the Advisor Warrants became unconditional at the IPO close (May 12, 2025), the Company recorded a warrant liability at the IPO date fair value and remeasures that liability at each reporting date. Because the Advisor Warrants were issued as compensation for the IPO-related advisory services, the initial fair value recognized at the IPO date was recorded as an offering cost that reduced the additional paid-in capital as of May 12, 2025.

For the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and nine months ended September 30, 2025:

Beginning Balance - December 31, 2024	$-
Advisor warrant liability incurred in connection with the IPO	183,931
Re-measurement adjustments:
Change in fair value of warrant liability	(22,377)
Balance – August 5, 2025	$161,554
Reclassification of warrants to equity classification	(161,554)
Ending balance – September 30, 2025	$-

August 5, 2025 (Issuance Remeasurement)
Warrant Liability
Fair Value	$161,554
Valuation technique	Black-Scholes options pricing model
Significant unobservable unit	Volatility and risk-free rates

The warrant liability as of May 12, 2025 (IPO date), was valued utilizing the Black-Scholes options pricing model with the following inputs: $1.81 of stock price, 4.09% risk-free rate, 78.29% volatility, 0% dividend rate, and the expected term of 5 years. The warrant liability as of August 5, 2025, was valued utilizing the Black-Scholes options pricing model with the following inputs: $1.78 of stock price, 3.74% risk-free rate, 77.11% volatility, 0% dividend rate, and the expected term of 5 years. Upon issuance of the advisor warrants on August 5, 2025, the Advisor Warrants were reclassified to additional paid-in capital and will remain equity classified.

Upon the issuance of the warrants on August 5, 2025, the final terms were evaluated, and the warrants met all conditions for equity classification under ASC 815-40. As a result, the warrants were revalued as of August 5, 2025 with the change in value reflected in the statement of operations. That amount was then reclassified to additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations in connection with the reclassification.

The warrants are no longer subject to recurring fair value measurement following equity classification. Prior to issuance, changes in the fair value of the warrant liability were recorded in other income (expense). For the three and nine months ended September 30, 2025, the Company recognized a gain of $12,859 and $22,377, respectively, in other income (expense) for the change in fair value.

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the federal depository insurance corporation limit of $250,000. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Segment Information

The Company operates as a single operating and reportable segment, which aligns with the way the Chief Executive Officer, designated as the Chief Operating Decision Maker (CODM), evaluates performance and allocates resources. The Company is a clinical-stage entity focused on the development of a proprietary intradermally administered bee venom-based therapeutic. As of September 30, 2025, the Company has not generated any revenue and does not have any material long-lived assets. The CODM assesses the Company’s performance primarily through the analysis of operating expenses, specifically within key categories such as research and development and general and administrative expenses. Given the Company is in a pre-revenue stage, these expense categories serve as the primary financial drivers.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents.

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statements of operations.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use assets (“ROU”) and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are to be represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 842, Leases (“ASC 842”) to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of September 30, 2025 and December 31, 2024, the Company did not have leases that qualified as ROU assets.

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	For the nine months ended September 30,
	2025	2024
Employee stock options	589,871	213,692
Representative Warrants	168,750	-
Advisor Warrants	202,500	-
Convertible notes and interest	-	283,397
	961,121	497,089

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

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

4. PREPAID EXPENSE AND OTHER ASSETS

As of September 30, 2025, and December 31, 2024, the prepaid expense and other assets balance consists of the following:

	September 30,	December 31,
	2025	2024
Prepaid insurance	$344,990	$-
Prepaid clinical development costs	1,729,886	-
Other prepaid assets	154,355	9,602
Less: long-term portion of prepaid insurance	(129,740)	-
Prepaid expenses and other current assets, current	$2,099,491	$9,602

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of balances owed to vendors, as well as others, such as the taxing authority and employees.

As of September 30, 2025, and December 31, 2024, the accounts payable and accrued expense balances consists of the following:

	September 30,	December 31,
	2025	2024
Professional fees payable	$193,377	$410,641
Clinical trials payable	352,349	-
Accrued compensation	18,250	180,550
Other	3,657	-
Total accounts payable and accrued expenses	$567,633	$591,191

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

As of December 31, 2024, there was accrued interest in connection to the 2022 Convertible Notes of $34,745. Interest expenses were $1,498 and $4,596 for the three and nine months ended September 30, 2025, respectively. Interest expenses were $3,170 and $9,438 for the three and nine months ended September 30, 2024, respectively.

There was accretion on the note’s debt discount in connection to the 2022 Convertible Notes of $5,171 and $15,771 for the three and nine months ended September 30, 2025, respectively. There was accretion on the note’s debt discount of $8,898 and $21,742 for the three and nine months ended September 30, 2024, respectively.

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

Interest expenses were $2,301 and $7,068 for the three and nine months ended September 30, 2025, respectively. Interest expenses were $4,877 and $14,521 for the three and nine months ended September 30, 2024, respectively.

There was accretion on the note’s debt discount in connection to the 2021 Convertible Notes of $7,884 and $24,061 for the three and nine months ended September 30, 2025, respectively. There was accretion on the note’s debt discount of $13,632 and $33,359 for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, there was accrued interest in connection with the 2024 Promissory Notes of $11,959 and $5,760. Interest expenses were $3,116 and $6,199 for the three and nine months ended September 30, 2025, respectively, and are included within accrued interest — related party on the accompanying unaudited condensed balance sheet. Interest expenses were $548 for the three and nine months ended September 30, 2024.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

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

As of September 30, 2025, there was accrued interest in connection with the 2025 Promissory Note of $3,390. Interest expenses were $3,082 and $3,390 for the three and nine months ended September 30, 2025, respectively, and are included within accrued interest — related party on the accompanying unaudited condensed balance sheet.

7. ADVANCE PAYABLE — RELATED PARTY

As of September 30, 2025, and December 31, 2024 the Company had an outstanding balance of $100 and $76,500, respectively, due to funds received from officers of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advance payables were used for operating purposes.

8. COMMITMENTS AND CONTINGENCIES

Legal

Periodically, the Company reviews the status of any significant matters that exist and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. As of September 30, 2025 and December 31, 2024, there are no pending claims or litigation that are expected to materially affect the Company’s results going forward.

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

On May 12, 2025, the Company consummated the IPO. Immediately following the IPO on May 16, 2025, the Board approved the grant of 347,279 stock options to the CEO, with vesting terms of 40% on the grant date and the remaining 60% vesting in three equal annual installments on each anniversary of the grant date. In addition to the stock option grant, the Board also granted 750,000 shares of the Company’s Common Stock to the CEO of the Company, which are fully vested and unrestricted.

9. SHAREHOLDERS’ EQUITY

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had 100,000,000 authorized shares of common stock. The Company had 12,575,983 and 7,903,850 shares of common stock issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively. Each share of common stock is entitled to one vote.

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

On May 12, 2025, the Company consummated the IPO of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net proceeds to the Company of $11.6 million after deducting underwriting discounts, offering expenses and the value of the Advisory Warrant liability. Out of the total shares issued, 500,000 shares were purchased by Inscobee.

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

Immediately following the IPO on May 16, the board of directors approved the grant of 750,000 and 250,000 shares of the Company’s common stock to the CEO and Chief Medical Officer of the Company, respectively. Such stock were issued under the Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) and are fully vested and unrestricted. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.70 per share and in aggregate of $1,700,000, and recorded as stock-based compensation - stock grants, with $1,275,000 and $425,000 allocated to general and administrative expenses and research and development expenses, respectively, for the three and nine month periods ended September 30, 2025.

Warrants

In connection with the IPO, the Company entered into an Underwriting Agreement, dated May 8, 2025, between the Company and its underwriter. The Company also agreed to issue warrants to purchase an aggregate of 168,750 shares of common stock (the “Representative Warrants”), each dated May 12, 2025, to underwriter and its designees. The Representative Warrants have an exercise price of $5.00 per share and also feature a cashless exercise option. The initial exercise date of the Representative Warrants is November 4, 2025.

The Company accounts for Representative Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The measurement of fair value of the Representative Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.81, exercise price of $5.00, term of 5 years, volatility of 78%, risk-free rate of 4.09%, and expected dividend rate of 0.0%). The grant date fair value of these Representative Warrants was estimated to be $139,388 on May 12, 2025, and was reflected as a reduction to additional paid-in capital as of May 12, 2025.

On September 5, 2023, the Company entered into a consulting agreement with certain advisor, under which, upon completion of the IPO, the Company would issue to advisor warrants to purchase a number of shares of common stock equal to 6% of the aggregate number of shares sold in the IPO (the “Advisor Warrants”). The Advisor Warrants were issued on August 5, 2025. Because the obligation to issue the Advisor Warrants became unconditional at the IPO close (May 12, 2025), the Company recorded a warrant liability at the IPO date fair value and remeasures that liability at each reporting date. Because the Advisor Warrants were issued as compensation for the IPO-related advisory services, the initial fair value recognized at the IPO date was recorded as an offering cost that reduced the additional paid-in capital as of May 12, 2025.

The warrant liability as of May 12, 2025 (IPO date), was valued utilizing the Black-Scholes options pricing model with the following inputs: $1.81 of stock price, 4.09% risk-free rate, 78.29% volatility, 0% dividend rate, and the expected term of 5 years. The warrant liability as of August 5, 2025, was valued utilizing the Black-Scholes options pricing model with the following inputs: $1.78 of stock price, 3.74% risk-free rate, 77.11% volatility, 0% dividend rate, and the expected term of 5 years.

Upon the issuance of the warrants on August 5, 2025, the final terms were evaluated, and the warrants met all conditions for equity classification under ASC 815-40. As a result, the warrants were revalued as of August 5, 2025 with the change in value reflected in the statement of operations. That amount was then reclassified to additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations in connection with the reclassification.

Preferred Stock

On December 5, 2023, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.01. The rights and preferences of preferred shareholders have not been determined as of the date of filing. The Company had no preferred shares issued or outstanding as of September 30, 2025, and December 31, 2024.

10. STOCK-BASED COMPENSATION

Stock Options

On September 18, 2024, the Company adopted the 2024 Equity Incentive Plan. 1,538,462 shares of common stock have initially been reserved for the issuance of awards under the 2024 Equity Incentive Plan with 42,283 shares available for future issuance as of September 30, 2025. There were 213,692 nonqualified stock option awards issued and outstanding outside of the 2024 Equity Incentive Plan as of September 30, 2025 and December 31, 2024.

The Company and its subsidiaries calculate stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Financial Statements

There were 496,179 stock options granted under the 2024 Equity Incentive Plan to the Company’s employees and directors during the three and nine months ended September 30, 2025, and no stock options granted for three and nine months ended September 30, 2024.

The stock options granted during the three and nine months ended September 30, 2025, were valued utilizing the Black-Scholes options pricing model with the following inputs: $1.70 - $1.93 of stock price, 4.06% risk-free rate, 78.23% - 81.85% volatility, 0% dividend rate, and the expected term of 5.50-6.00 years.

The following represents a summary of options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Issued and outstanding, December 31, 2024	213,692	$7.33	5.12
Granted	496,179	1.82	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Issued and outstanding, September 30, 2025	709,871	$3.48	8.22
Exercisable at September 30, 2025	372,604	$5.22	6.76

For the three and nine months ended September 30, 2025 the Company had $42,674 and $234,727 of stock compensation related to the stock options outstanding, of which $13,629 and $178,424 were included in general and administrative expenses and research and development expenses, respectively, on the accompanying unaudited condensed statements of operations. There was no expense related to the stock option grants recognized during the three and nine months ended September 30, 2024. As of September 30, 2025, the remaining unamortized expense of $372,805 will be recognized over the next 2.52 years. Such amount does not include the effect of future grants of equity compensation, if any. The intrinsic value of options outstanding was $1,445 at September 30, 2025 and the intrinsic value of options exercisable was $0 at December 31, 2024.

11. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three and nine months ended September 30, 2025 and 2024, respectively.

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

The Company has no open tax audits with any taxing authority as of September 30, 2025.

12. SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

On October 15, 2025, the Company entered into a Waiver Agreement with D. Boral Capital in connection to its previously executed Underwriting Agreement dated May 8, 2025, whereby the Right of First Refusal (as defined in the Waiver Agreement) and the Company Lock-Up Agreements (as defined in the Waiver Agreement) are waived and terminated. In consideration for such waiver and termination, the Company paid to D. Boral Capital a non-refundable fee of $700,000 upon execution of the Waiver Agreement.

On October 15, 2025, the board of directors approved the grant of 510,500 options for shares of the Company’s common stock to participants in the 2024 Equity Incentive Plan and vest in quarterly installments beginning on the respective vesting commencement dates, such that the awards shall be fully vested after three years. The exercise price of the options granted was determined by the value of the stock on the quoted trading price of $1.92 per share.

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

Financial Results

Since inception, Apimeds has incurred significant operating losses. For the three and nine months ended September 30, 2025 and 2024, Apimeds Pharmaceuticals US, Inc. net loss was $1,781,255 and $4,845,845 and $332,521 and $1,078,357, respectively.

Liquidity

As of September 30, 2025, the Company had accumulated deficit amount to $9,237,769 The Company incurred net losses of $1,781,255 and $4,845,845 for the three and nine months ended September 30, 2025, respectively, and expects to continue to incur substantial losses in the future. On May 12, 2025, the Company consummated its initial public offering (the “IPO”) of 3,375,000 shares of its common stock at a price of $4.00 per share, generating net proceeds to the Company of $11.9 million. Based on cash that is available for Company operations, together with the proceeds from the IPO, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed financial statements.

Results of operations for the three months ended September 30, 2025 and 2024

Operating Expense

The following table sets forth the Company’s selected statements of operations data for the following periods:

	Three Months Ended
	September 30,
	2025	2024	Change
Operating expenses
Research and development expenses	$619,693	$-	$619,693
General and administrative expenses	1,224,546	299,999	924,547
Loss from operations	(1,844,239)	(299,999)	(1,544,240)
Other expenses
Interest income	56,426	116	56,310
Change in fair value of warrant liability	(12,859)	-	(12,859)
Interest expense	(6,301)	(32,638)	26,337
Net loss	$(1,781,255)	$(332,521)	$(1,448,734)

Revenues

For the three months ended September 30, 2025 and 2024, the Company had no revenue.

Operating expenses

Research and development expense

The following table summarizes the year-over-year changes in research and development expenses for the three months ended September 30, 2025:

	Three Months Ended
	September 30,
	2025	2024	Change
Payroll expenses	$8,871	$-	$8,871
Clinical trials	557,430	-	557,430
Compensation - stock and stock options	13,629	-	13,629
Other	39,763	-	39,763
	$619,693	$-	$619,693

Research and development expenses totaled $619,693 for the three months ended September 30, 2025, compared to no such expenses for the same period in 2024, reflecting an increase of $619,693. This increase was primarily driven by the availability of funding, which supported higher overall research and development spending. The increase was mainly attributable to stock-based compensation of approximately $14,000, clinical trial costs of approximately $557,000, and other research and development expenses totaling approximately $40,000.

General and administrative expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the three months ended September 30, 2025:

	Three Months Ended
	September 30,
	2025	2024	Change
Payroll expenses	$384,451	$91,000	$293,451
Professional services	549,590	202,995	346,595
Compensation - stock and stock options	29,045	-	29,045
Insurance	54,255	-	54,255
Office expenses	106,131	3,818	102,313
Other general and administrative	101,074	2,186	98,888
	$1,224,546	$299,999	$924,547

General and administrative expenses totaled $1,224,546 for the three months ended September 30, 2025, compared to $299,999 for the same period in 2024, representing an increase of $924,547. The increase was primarily driven by higher stock compensation costs and expanded operational activities. Specifically, the change included an increase in professional services of approximately $347,000, stock-based compensation of approximately $29,000, insurance expenses of approximately $54,000, office expenses of approximately $102,000, and other general and administrative costs of approximately $99,000.

Other Income (expense)

The following table summarizes the year-over-year changes in other income (expense) for the periods presented:

	Three Months Ended
	September 30,
	2025	2024	Change
Interest income	$56,426	$116	$56,310
Change in fair value of warrant liability	12,859	-	12,859
Interest expense	(6,301)	(32,638)	26,337
	$62,984	$(32,522)	$95,506

Other income was $62,984 for the three months ended September 30, 2025, compared to other expense of $32,522 for the same period in 2024, representing an increase in income of $95,506. The increase was mainly due to an increase in interest income of approximately $56,000 and a decrease in interest expense of approximately $26,000.

Net Loss

Net loss was $1,781,255 for the three months ended September 30, 2025, compared to net loss of $332,521 in the same period of 2024, representing an increased loss of $1,448,734. The increase was mainly due to the increase in both general and administrative expenses and research and development expenses due to higher payroll expenses, professional services and expanded operational and research and development activities.

Results of operations for the nine months ended September 30, 2025 and 2024

Operating Expense

The following table sets forth the Company’s selected statements of operations data for the following periods:

	Nine Months Ended
	September 30,
	2025	2024	Change
Operating expenses
Research and development expenses	$1,271,477	$-	$1,271,477
General and administrative expenses	3,601,034	999,482	2,601,552
Loss from operations	(4,872,511)	(999,482)	(3,873,029)
Other expenses
Interest income	71,676	2,794	68,882
Change in fair value of warrant liability	22,377	-	22,377
Interest expense	(67,387)	(81,669)	14,282
Net loss	$(4,845,845)	$(1,078,357)	$(3,767,488)

Revenues

For the nine months ended September 30, 2025 and 2024, the Company had no revenue.

Operating expenses

Research and development expenses

The following table summarizes the year-over-year changes in research and development expenses for the nine months ended September 30, 2025:

	Nine Months Ended
	September 30,
	2025	2024	Change
Payroll expenses	$81,027	$-	$81,027
Clinical trials	674,967	-	674,967
Compensation - stock and stock options	452,258	-	452,258
Other	63,225	-	63,225
Total research and development expenses	$1,271,477	$-	$1,271,477

Research and development expenses totaled $1,271,477 for the nine months ended September 30, 2025, compared to no such expenses for the same period in 2024, reflecting an increase of $1,271,477. This increase was primarily driven by the availability of funding, which supported higher overall research and development spending. The increase was mainly attributable to payroll expenses of approximately $81,000, stock-based compensation of approximately $452,000, clinical trial costs of approximately $675,000, and other research and development expenses totaling approximately $63,000.

General and administrative expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the nine months ended September 30, 2025:

	Nine Months Ended
	September 30,
	2025	2024	Change
Payroll expenses	594,929	297,000	297,929
Professional services	1,138,448	669,923	468,525
Compensation - stock and stock options	1,482,469	-	1,482,469
Insurance	85,510	-	85,510
Office expenses	176,508	14,144	162,364
Other general and administrative	123,170	18,415	104,755
Total general and administrative expenses	3,601,034	$999,482	$2,601,552

General and administrative expenses totaled $3,601,034 for the nine months ended September 30, 2025, compared to $999,482 for the same period in 2024, representing an increase of $2,601,552. The increase was primarily driven by higher stock compensation costs and expanded operational activities. Specifically, the change included the increases in professional services of approximately $469,000, stock-based compensation of approximately $1,482,000, payroll expenses of approximately $298,000, insurance expenses of approximately $86,000 and office expenses of approximately $162,000.

Other Expense

The following table summarizes the year-over-year changes in other expenses for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024	Change
Interest income	$71,676	$2,794	$68,882
Change in fair value of warrant liability	22,377	-	22,377
Interest expense	(67,387)	(81,669)	14,282
	$26,666	$(78,875)	$105,541

Other income was $26,666 for the nine months ended September 30, 2025, compared to other expense of $78,875 for the same period in 2024, representing an increase in other income of $105,541. The increase was mainly due to an increase in interest income of approximately $69,000 corresponding with the decrease in interest expense of approximately $14,000 due to conversion of the notes, as well as gain as a result of the change in fair value of warrant liability for approximately $22,000.

Net Loss

Net loss was $4,845,845 for the nine months ended September 30, 2025, compared to net loss of $1,078,357 in the same period of 2024, representing an increase in loss of $3,767,488. The increase was mainly due to the increase in both general and administrative expenses and research and development expenses due to higher stock compensation costs and expanded operational and research and development activities.

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

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	Nine Months Ended
	September 30,
	2025	2024	Change
Net cash used in operating activities	$(5,107,575)	$(633,910)	$(4,473,665)
Net cash used in investing activities	(35,909)	-	(35,909)
Net cash provided by financing activities	12,126,646	250,000	11,876,646
Net increase (decrease) in cash	$6,983,162	$(383,910)	$7,367,072

During the nine months ended September 30, 2025, operating activities used approximately $5,108,000 of cash, primarily resulting from a net loss of $4,859,332, partially offset by non-cash stock-based compensation for stock and stock options grants in the approximate amount of $1,700,000 and $235,000, respectively, accretion expense of approximately $40,000, and changes in operating assets and liabilities of approximate decrease of $2,243,000, mainly due to increase in prepaid research costs and prepaid insurance and decrease in accounts payable and accrued expenses.

During the nine months ended September 30, 2025, operating activities used approximately $634,000 of cash, primarily resulting from a net loss of $1,078,357, partially offset by non-cash interest expense-related parties of approximately $27,000, accretion expense of approximately $55,000, and positive changes in operating assets and liabilities of approximately $363,000.

Investing activities

During the nine months ended September 30, 2025 and 2024 investing activities used approximately $36,000 and $0, respectively, resulting from acquired furniture and equipment.

Financing activities

During the nine months ended September 30, 2025, financing activities provided approximately $12,126,600 of cash. This was primarily attributable to net proceeds from the issuance of common stock in the IPO of $11,953,046, proceeds from notes payable from related parties of $250,000, and cash advances from related parties of $17,400, partially offset by cash advances paid to related parties in the amount of $93,800.

During the nine months ended September 30, 2024, financing activities provided $250,000 of cash, consisting entirely of proceeds from notes payable from related parties.

Contractual Obligations and Commitments

See Note 6 – Debt, and Note 8 – Commitments and Contingencies, of the notes to the Company’s financial statements as of and for the three months ended September 30, 2025 included elsewhere in this Quarterly Report for further discussion of the Company’s commitments and contingencies.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Warrant Issued to Murdock Capital Partners Corp.

On August 5, 2025 (the “Issuance Date”), the Company issued to Murdock Capital Partners Corp. (“Murdock”) a warrant to purchase 202,500 shares of the Company’s common stock, at an exercise price of $4.00 per share, subject to adjustment pursuant to the terms of the warrant (the “Murdock Warrant”). The Murdock Warrant was issued pursuant to the terms of that certain business development agreement, dated November 9, 2023, by and between the Company and Murdock. The Murdock Warrant is exercisable at any time during the period beginning on the Issuance Date and ending on the fifth anniversary of the Issuance Date (such period, the “Exercise Period”). In the event that the Murdock Warrant is not exercised on or prior to the last day of the Exercise Period, the Murdock Warrant shall be deemed exercised (even if the Murdock Warrant is not surrendered) pursuant to a Cashless Exercise (as defined in the Murdock Warrant) immediately prior to the expiration of the Exercise Period. The Murdock Warrant was issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on September 25, 2024)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on April 15, 2025)
3.3	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed on April 15, 2025)
3.4	First Amendment to Bylaws dated October 15, 2025 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 16, 2025)
4.1*	Warrant Issued to Murdock Capital Partners Corp., dated August 5, 2025.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed or furnished with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APIMEDS PHARMACEUTICALS US, INC.

Date: November 12, 2025	By:	/s/ Erick Frim
	Name:	Erick Frim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)