Form 10-K
period 2025-12-31
Apimeds Pharmaceuticals US, Inc.
filed 2026-05-04
CIK 1894525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

848-201-5010

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	APUS	NYSE American LLC

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

Yes ☐ No ☒

As of June 30, 2025 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $1.76 on June 30, 2025, for the registrant’s common stock, trading on such date, as reported on NYSE American LLC, was approximately $7,811,096.48.

As of April 30 2026, there were 12,575,983 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ii

PART I

Item 1. Business

Overview

On December 1, 2025, Apimeds Pharmaceuticals US, Inc., a Delaware corporation (“APUS”, the “Company,” “we,” “us,” or “our”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with Apimeds Merger Sub, Inc., a Delaware corporation (“Merger Sub”), MindWave Innovations Inc, a Delaware corporation (“MindWave”), Lokahi Therapeutics, Inc., a Nevada corporation (“Bio Sub”), and Erik Emerson, solely in his capacity as representative for the Bio Business (the “Bio Business Representative”). The transactions contemplated by the Merger Agreement are referred to herein as the “Transactions” and the closing of the Transactions is referred to herein as the “Closing”.

Pursuant to the terms and conditions of the Merger Agreement, immediately prior to the Closing, a certificate of merger (the “Certificate of Merger”) was filed with the Secretary of State of the State of Delaware (the “DE SOS”) (such time of the filing of the Certificate of Merger, the “Effective Time”), in accordance with the DGCL. Pursuant to the Certificate of Merger, Merger Sub was merged with and into MindWave (the “Merger”), with MindWave surviving the Merger as the surviving corporation (the “Surviving Corporation”). As a result of the Merger, MindWave became a direct wholly owned subsidiary of the Company. At the Effective Time, all of the property, rights, privileges, powers and franchises of MindWave and Merger Sub vested in the Surviving Corporation and all of the debts, liabilities and duties of MindWave and Merger Sub became the debts, liabilities and duties of the Surviving Corporation. The Closing occurred simultaneously with the execution and delivery of the Merger Agreement on the Closing Date.

At the Effective Time, (i) each share of MindWave common stock issued and outstanding immediately prior to the Effective Time shall be canceled and converted into the right to receive a portion of the Merger Consideration, consisting of shares of Company Preferred Stock; and (ii) each holder of such shares shall receive, for each share of MindWave Common Stock held immediately prior to the Effective Time, a pro rata portion of the Merger Consideration, allocated as follows: (A) a number of duly authorized, validly issued, fully paid and nonassessable shares of Company Common Stock, such that the aggregate number of shares of Company Common Stock issued to all holders of MindWave Common Stock shall equal 0% of the total number of shares of Company Common Stock issued and outstanding as of the date of the Merger Agreement (the “Common Stock Cap”), with each holder’s allocation rounded down to the nearest whole share; and (B) a number of duly authorized, validly issued, fully paid and nonassessable shares of Company Preferred Stock, such that, immediately following the Effective Time, the holders of MindWave Common Stock collectively hold, on an as-converted to Company Common Stock basis, 90.9% of the total issued and outstanding equity securities of the Company (exclusive of the Company Common Stock issued pursuant to clause (A) and calculated on a fully diluted basis). The shares of Company Common Stock and Company Preferred Stock issued to holders of MindWave Common Stock pursuant to the Merger Agreement, on an as-converted and fully diluted basis, shall collectively represent 90.9% of the equity capital of the Company as of the Closing. For purposes of the Merger Agreement, the shares of Company Common Stock, Company Preferred Stock, and MindWave Common Stock issued pursuant to the Merger Agreement are collectively referred to as the “Merger Consideration.”

In connection with the Merger Agreement, on December 1, 2025, certain stockholders of the Company, collectively holding approximately 51% of the Company’s shares of common stock, par value $0.01 per share (the “Common Stock”), approved by written consent in lieu of a special meeting (the “Written Consent”), in accordance with Section 228 of the Delaware General Corporation Law (the “DGCL”) and the Company’s Amended and Restated Certificate of Incorporation, the following actions (the “Corporate Actions”):

1.	The Preferred Stock Conversion and Issuance: the issuance of Company Common Stock upon the conversion (the “Preferred Stock Conversion”) of the Series A Convertible Preferred Stock, par value $0.01 per share of the Company (the “Preferred Stock”);

2.	The Notes Conversion and Issuance: the issuance of Company Common Stock upon the conversion of the convertible notes (the “Notes Conversion”) issued by the Company pursuant to that certain Securities Purchase Agreement, entered into by the Company and certain institutional investors on December 1, 2025, and amended by that certain Amendment No. 1 to Securities Purchase Agreement on December 8, 2025;

3.	The Reverse Stock Split: a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, a change in the par value per share of the Company’s Common Stock from $0.01 to $0.001 (the “Change in Par Value”), and a corresponding amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) authorize the Board of Directors to effect the Reverse Stock split and (ii) the Change in Par Value;

4.	The 2024 Plan Share Increase: an amendment to the Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) to increase the number of shares of Common Stock issuable under the 2024 Plan to 2,096,679; and

5.	The 2025 Equity Plan: the approval and adoption the Apimeds Pharmaceuticals US, Inc. 2025 Equity Incentive Plan (the “2025 Plan”).

In connection with such Corporate Actions, the Company filed and mailed an information statement (the “Information Statement”) to its stockholders pursuant to Rule 14c-2 under the Securities Act of 1934, as amended. The Corporate Actions will not become effective until at least 20 calendar days after the mailing of the definitive Information Statement (the “Waiting Period”). Following the expiration of the Waiting Period, or March 25, 2026, the Company expects to file the Charter Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and the Change in Par Value.

As a result of the Merger, the Preferred Stock Conversion, and the Notes Conversion, a change in control of the Company will occur within the meaning of the NYSE American Company Guide. Accordingly, the Company will be required to submit a new listing application to NYSE American (the “Listing Application”). Although stockholder approval of the Preferred Stock Conversion and the Notes Conversion has been obtained by the Written Consent, which will become effective at the Action Effective Time, the Company does not intend to effect the Preferred Stock Conversion and the Notes Conversion unless and until NYSE American has approved the Listing Application. There can be no assurance that NYSE American will approve the Listing Application. If such approval is not obtained, the Preferred Stock Conversion and the Notes Conversion will not be completed.

INFORMATION ABOUT THE BUSINESS OF APIMEDS PHARMACEUTICALS US, INC.

Unless the context otherwise indicates or requires, all references in this section to “we,” “us,” “our,” “our company” “the Company” and “Apimeds US” refer to Apimeds Pharmaceuticals US, Inc.

The Company conducts its business through two wholly-owned operating subsidiaries, Lokahi Therapeutics, Inc.and MindWave Innovations Inc.

INFORMATION ABOUT THE BUSINESS OF LOKAHI THERAPEUTICS, INC.

Unless the context otherwise indicates or requires, all references in this section to “we,” “us,” “our,” “our company” “the Company” and “Lokahi” refer to Lokahi Therapeutics, Inc.

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

We believe the data from the Apimeds Korea Phase III OA Trial suggest that Apitox may have the potential as an adjunctive therapy for all four types of MS. We intend to explore Apitox as a potential adjunctive therapy through non-registered corporate sponsorship studies to begin determining the appropriate MS patient populations.

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

Living with a chronic disease is challenging, as it interferes with physical, mental, and social functions and thus greatly affects a person’s quality of life. Indeed, chronically ill patients are facing major struggles such as higher expenditures, social isolation and loneliness, disabilities, fatigue, pain/discomfort, feelings of distress, anger, hopelessness, frustration, anxiety, and depression. There is the general assumption that symptom reduction increases a patient’s quality of life. Our approach with Apitox centers around this concept — effectively treating certain symptoms of the patient’s disease, thus improving their overall quality of life. Bee venom has been shown to have anti-inflammatory effects. At low doses, bee venom can suppress inflammatory cytokines such as interleukin-6 (IL-6), IL-8, interferon-γ (IFN-γ), and tumor necrosis factor-α (TNF-α). A decrease in the signaling pathways responsible for the activation of inflammatory cytokines, such as nuclear factor-kappa B (NF-κB), extracellular signal-regulated kinases (ERK1/2) and protein kinase Akt, and porphyromonas gingivalis lipopolysaccharide (PgLPS)-treated human keratinocytes has been associated with treatments involving bee venom. We believe the driver of pain in the highest category of OA is correlated to the key inflammatory elements treated by bee venom, meaning the evaluation of our Phase III data may lead to a small indication for narcotic use reduction in the treatment of stage 4 OA. Lokahi partners with universities to give students hands-on exposure to the strategic side of biopharma, from evaluating clinical assets to understanding intellectual property, market dynamics, and go-to-market strategies. The ai² Futures Lab™ functions as both a discovery engine for potential therapeutic assets and a training ground for the next generation of biotech and business leaders.

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

In 2002, a formal Phase III double-blind, placebo-controlled trial was completed with 407 subjects (311 of which obeyed the trial protocol and completed the clinical study). The purpose of the Phase III trial was conducted to verify the efficacy and safety of the medicine resulting from the prior Phase I and Phase II trials. The therapeutic course treatment included a total of 12 injections over a period of 6 weeks. Final evaluations were completed in the 8th  week, following two weeks of no injections. During the trial period, laboratory tests were carried out three times (before injection, in the second week, in the sixth week), and the efficacy evaluation was performed four times (before injection, in the second week, in the sixth week, and in the eighth week). Safety of the Apitoxin injection was evaluated by hematologic examination, measurement of cortisol and calcium levels, and laboratory chemistry analysis of blood and urine. The primary efficacy variable for the trial was the ratio of the subjects who showed more than 20% improvement in the total points of test items for efficacy evaluation 6 weeks after injection, compared with the total points before injection of the medicine (the “improvement rate”). Data obtained from subjects of the clinical test were analyzed by two methods, ITT (Intention to Treat) analysis and PP (Per Protocol) Among 310 subjects who participated in the efficacy evaluation, 153 and 157 patients belonged to the Apitoxin group and the nabumetone group, respectively. For the Apitoxin group, the ratio of the subjects who showed more than 20% improvement in the total points was 48.70% (75/154 subjects, 95% confidence interval (“CI”): 40.8~56.6%), while for the nabumetone group, it was 46.15% (72/156 subjects, 95% CI: 38.3~54.0%), indicating that the improvement rate in the Apitoxin group was greater than in the nabumetone group; however, there was no statistical significance. (p=0.6533). Among a total of 407 subjects (Apitoxin group: 204; Nabumetone group: 203), 38.24% (78/204) of the Apitoxin group showed more than 20% improvement during the 6th  week of injection, while 38.42% of the Nabumetone group improved by more than 20%, indicating that the two groups showed similar improvement rate (p=0.9688). The second efficacy variable was the improvement rate during the 8th  week (2 weeks after the completion of the final injection). According to results from comparing the total points of efficacy evaluation items during the second week after completion of injection (during the 8th  week after injection) with the total points before injection, 58.44% (90/154) of the Apitoxin group showed a higher improvement rate than during the 6th  week (48.70%), while 42.95% (67/156) of the Nabumetone group showed lower improvement rate than during the 6th  week (46.15%). There was statistical difference in total point of efficacy evaluation items between the two groups (p=0.0064). These results suggest that even after treatment stops, the efficacy of Apitoxin continues. With respect to safety, among a total of 407 subjects who participated in the safety evaluation, 69 (33.82%) of the Apitoxin group showed an adverse event, while 59 (29.06%) of the Nabumetone indicated adverse event. These results indicate that the Apitoxin group had an elevated adverse event rate than the Nabumetone group, but there was no statistically significant difference between the two groups (p=0.3526).

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

Castro Phase I Trial

The Castro Phase I Trial involved a total of nine bee venom nonallergic patients with progressive forms of MS, who were 21 – 55 years of age with no other illnesses. The subjects distributed across four groups (A, B, C, and D) and followed a structured 1-year immunization schedule. Hyperreactivity to bee venom was evaluated by questionnaire, physical examination, and a battery of hematologic, metabolic, and immunologic tests. Responses to therapy were evaluated by questionnaire, functional neurological tests, and changes in measurement of somatosensory-evoked potentials. While no serious adverse allergic reactions were observed in any of the subjects, four experienced worsening of neurological symptoms, requiring their discontinuation in the study. The observed negative effects could not be conclusively attributed to adverse reactions arising from the administered therapy. Of the remaining five subjects, three reported subjective amelioration of symptoms and two exhibited objective improvement. Despite suggesting safety in this preliminary study, the small sample size precluded definitive conclusions regarding the efficacy of the treatment for MS. Larger and more carefully conducted multicenter studies were required to establish efficacy.

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

We will engage third party contractors to assist the us with reimbursement, coding and policy development prior to, during and at the time of approval of Apitox. We will look for a contractor to provide the following services to us:

●	Coding Assessment and Strategy/Execution — CPT Review of Apitox Administration by Multiple Intradermal Injections. Assess the landscape to ensure a clear understanding of the key dynamics and analyze relevant proxies and precedent. Further assess relevant drug administration codes and whether appropriate codes exist.

●	Medical Coverage Policy Analysis — Provide a framework and set expectations for Medicare’s anticipated coverage approach to Apitox, specifically in the context of intra articular hyaluronic acid use agent coverage policies and implications of their efficacy uncertainty.

●	Medicare Local Coverage Analysis and Implications — Given the significance of Medicare policy standards, local and national Medicare policies often shape payer and provider perceptions and decisions. As complex statutory and regulatory guidance shape Medicare decision-making, ADVI analyzes, investigates, and synthesize Medicare policies that could affect access (coverage, coding and reimbursement) for Apitox.

●	Medicaid and Commercial Coverage Analysis and Implications — Analyze available medical policies for five large state Medicaid agencies (based on population and geographic variation) and major commercial payers (where publicly available).

●	Payer Policy Internal Expert Interviews — Conduct payer interviews with relevant Medicare, Medicaid and commercial policy advisors.

●	HCPCS Coding and Payment Assessment — Assess the coding and reimbursement landscape to ensure Apimeds has a clear understanding of the key dynamics with the HCPCS application process and the Medicare Hospital Outpatient Prospective Payment System (OPPS) pass-through status application process. Through this assessment, identify the areas of concern, expectations, timing, timelines, and processes associated. This is especially relevant given the 2020 implementation of a new HCPCS review process.

●	Address key Part B/medical benefit implications to Apitox in the following fields:

●	HCPCS and OPPS application timelines (and potential evolution leading to launch),

●	coding/access implications prior to code assignment (e.g., NOC/miscellaneous codes), review the merits/risks of Q-code,

●	further review the application processes, expectations, case examples, timelines, and hurdles that APUS may face across settings of care, payers, and with CMS,

●	case examples, timelines, and hurdles across settings of care with payers and CMS,

●	review of reimbursement implications, and

●	methodologies (ASP, WAC, AWP), role of sequestration, 340B, patient financial burden.

●	Develop Payer (with Emphasis on Medicare) Launch Recommendations — Based on the above primary and secondary research, synthesize the discussions and summarize the overall findings of the payer survey, highlighting themes, and provide recommendations and considerations for optimizing market access, given the current and evolving reimbursement landscape. This section will include payer (emphasis on Medicare) launch strategy recommendations (including timeline) and a local/national Medicare engagement strategy.

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

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Health Care Reforms

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

Employees

As of the date of this Annual Report, we have seven (7) full time employees. We have no part-time employees and we engage one consultant. We believe that we maintain good relations with our employees.

INFORMATION ABOUT THE BUSINESS OF MINDWAVE INNOVATIONS INC

Unless the context otherwise indicates or requires, all references in this section to “we,” “us,” “our,” “our company” “the Company” and “MindWave” refer to MindWave Innovations Inc

MindWave Innovations Inc (“MindWave,” the “Company,” “we,” “us” or “our”) is a technology platform company focused on institutional Digital Asset Treasury (“DAT”) solutions, centered on enabling corporations and institutions to hold, manage, and generate yield on Bitcoin reserves through a compliant, scalable infrastructure. Our strategic model integrates secure digital treasury wallets, AI-supported Bitcoin yield programs, and a validator-enabled ecosystem supported by our native token, $NILA. TechyTrade Innovations Pte. Ltd. is a Singapore exempt private company and wholly owned subsidiary of MindWave Innovations Inc (“TechyTrade (Singapore)”). TechyTrade FZ LLC is a limited liability company operating under the laws of the Ras Al Khaimah Economic Zone is a wholly owned subsidiary of TechyTrade Singapore (“TechyTrade (Dubai)”). MindWave operates through an international structure that includes TechyTrade (Singapore) and TechyTrade (Dubai), which contains the primary business operations of MindWave.

Our balance sheet strategy is designed to align with our DAT offering. TechyTrade (Dubai) owns or controls 1,000 Bitcoin free of encumbrances, identifiable and segregated within a sub-wallet architecture created and administered by MindWave Ltd. for the benefit of TechyTrade (Dubai), with private keys and beneficial ownership retained by TechyTrade (Dubai). TechyTrade (Dubai) has no indebtedness other than trade payables, which were less than fifty percent of cash on hand. This reserve posture is intended to preserve purchasing power, provide continuous exposure to Bitcoin, and support our yield infrastructure without requiring asset sales.

We intend to commercialize our principal DAT offerings for institutional clients, which comprise: (i) secure corporate Bitcoin treasury infrastructure designed for public-company balance sheets and institutional controls; (ii) AI-supported Bitcoin yield strategies intended to deliver risk-managed, programmatic yield including InsureTech; and (iii) a validator-enabled ecosystem that supports utility and governance via $NILA across interoperable verticals, including AdTech engagement platforms and ClimateTech impact systems, as described in our technical materials. Custody of client assets is expected to occur through regulated third-party providers and institutional-grade wallet solutions, implemented within a segregation and control framework consistent with institutional compliance requirements.

Our operating framework is designed around Bitcoin as the core reserve and risk collateral reference for treasury and yield solutions. We expect to avoid hybrid collateral models in favor of a Bitcoin-centric approach that is transparent, simple, and consistent with our treasury and platform design. Within our ecosystem, $NILA functions as an economic and governance substrate to activate services, enable staking mechanisms that align incentives, and facilitate validator economics across our interoperable platforms.

We intend to serve corporate treasuries and institutions that maintain or plan to maintain Bitcoin reserves and require scalable, compliant DAT capabilities. We also expect to support high-net-worth individuals and funds seeking institutional controls for Bitcoin reserve management and programmatic yield. Consistent with institutional practices, our anticipated operations emphasize transparency and risk management, including conservative collateralization where relevant to client programs, real-time risk monitoring, and robust anti-money laundering (AML) and know-your-customer (KYC) processes. We are pursuing strategic relationships with financial institutions, placement agents, and digital-asset service providers to support custody, treasury operations, and capital formation for expansion of our platform.

We believe that our combination of (i) an institutional Bitcoin reserve posture supported by segregated custody architecture and independent attestation, (ii) AI-enhanced yield strategies integrated into a controlled DAT stack, and (iii) a validator-enabled ecosystem powered by $NILA positions us to meet emerging institutional demand for Bitcoin treasury solutions. In connection with our merger with Apimeds Pharmaceuticals US, Inc., our DAT platform is expected to be operated within a publicly listed structure, with Apimeds’ biopharmaceutical business continuing within a subsidiary post-closing, and capital formation initiatives contemplated to support both the DAT platform and biopharmaceutical development. We believe this structure enhances our ability to scale client adoption while maintaining regulatory discipline and institutional-grade controls.

General Development of Our Business

MindWave Innovations Inc was incorporated in the State of Delaware in 2025. On December 1, 2025, MindWave signed and closed an Agreement and Plan of Merger with Apimeds Pharmaceuticals US, Inc. (“Apimeds”), Apimeds Merger Sub, Inc. (“Merger Sub”), Lokahi Therapeutics, Inc., and Erik Emerson, pursuant to which Merger Sub merged with and into MindWave, with MindWave surviving as a wholly owned subsidiary of Apimeds (the “Merger”).

Following the Merger, we have focused our development efforts on scaling an institutional DAT platform. Consistent with our treasury reserve posture, our group maintains Bitcoin as its core reserve asset. As previously mentioned, TechyTrade (Dubai) owns and controls 1,000 Bitcoin, identifiable and segregated in sub-wallets administered by MindWave Ltd.

Our principal activities consist of: (i) building our institutional DAT stack, including secure corporate Bitcoin treasury infrastructure and AI-supported Bitcoin yield strategies; (ii) implementing and attesting to our Bitcoin reserve and segregated custody architecture; and (iii) forming relationships with regulated custodians, wallet and validator providers, financial institutions, and placement agents to support custody, risk management, compliance (including AML/KYC), and capital formation. We are in the execution stage and are preparing for commercialization of our DAT offerings.

Roadmap and Milestones

Our near-term priorities focus on: (i) onboarding initial institutional clients to our corporate Bitcoin treasury infrastructure; (ii) progressing AI-supported, risk-managed yield programs under defined policy and control frameworks; (iii) standing up enterprise validator services to support network participation and governance; and (iv) advancing development of our ClimateTech, AdTech, and InsurTech verticals to interoperate with our DAT stack. Over time, we intend to expand treasury management capabilities, scale validator operations, and develop ecosystem utility, subject to applicable regulatory requirements, market conditions, and governance approvals.

Our Treasury Strategy and Digital Asset Treasury Platform

Bitcoin Treasury Strategy

We believe that Bitcoin is an attractive reserve asset because (i) it can serve as a store of value supported by a robust, public, open-source architecture that is independent of sovereign monetary policy, (ii) its fixed supply offers the potential to serve as a long-term hedge against inflation and, as adoption increases, the opportunity for appreciation, and (iii) the Bitcoin network provides infrastructure for financial and technological innovation.

We were formed with the intention of operating an institutional-focused Digital Asset Treasury (“DAT”) platform, and our group has adopted a Bitcoin-centric reserve posture aligned with that platform. Under this posture, our treasury reserve assets consist principally of:

●	Cash and cash equivalents sufficient for working capital and operational needs; and

●	Bitcoin held at the operating-subsidiary level as our primary reserve asset, maintained within a segregated sub-wallet architecture and free of encumbrances, subject to business needs and market conditions.

Consistent with this reserve posture, we may from time to time evaluate capital raising transactions to support platform development, working capital, and expansion of our reserve strategy. We expect future capital allocation decisions to consider market conditions, risk management, regulatory considerations, and anticipated operating requirements. Our strategy contemplates that we may (i) periodically rebalance or sell Bitcoin for general corporate purposes, (ii) utilize our Bitcoin reserve within conservative, risk-managed programs that support our yield and validator infrastructure, and (iii) evaluate compliant structures to generate programmatic returns consistent with institutional practices and applicable law.

We also plan to conduct advocacy and educational initiatives regarding institutional Bitcoin treasury standards, custody segregation, controls, and reporting, including thought leadership and partnerships intended to support the broader adoption of compliant corporate Bitcoin treasury operations.

DAT Yield and Validator Infrastructure

Our core offerings center on an institutional DAT stack designed to help corporations and institutions hold, manage, and generate yield on Bitcoin reserves. Key components include:

●	Institutional treasury infrastructure. Secure wallet architecture with segregation and controls designed to align with public-company balance sheet requirements and institutional compliance frameworks.

●	AI-supported yield programs. Risk-managed strategies intended to produce programmatic returns on Bitcoin reserves, with governance and monitoring controls suitable for institutional participants.

●	Validator-enabled ecosystem. Operations that support network economics and governance across our ecosystem, including utility powered by our native token, $NILA.

Client assets, if and when onboarded, are expected to be held through regulated third-party custodians or institutional-grade wallet solutions within a segregation and control framework consistent with AML/KYC and other applicable requirements. We emphasize conservative collateralization (where relevant to client programs), real-time risk monitoring, and robust compliance processes.

Our Bitcoin Holdings

On March 31, 2025, TechyTrade (Dubai) entered into an Asset Purchase Agreement with MindWave Ltd., pursuant to which TechyTrade (Dubai) acquired 1,000 bitcoin. The bitcoin are held free of encumbrances within a segregated sub-wallet architecture administered by MindWave Ltd. We did not sell any bitcoin during 2024 or 2025.

Our Industry Overview

Bitcoin Industry

Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the Bitcoin protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which bitcoin holdings and all validated transactions that have ever taken place on the Bitcoin network are recorded. Balances of bitcoin are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of bitcoin. The Bitcoin blockchain can be updated without any single entity owning or operating the network.

Creation of New Bitcoin and Limits on Supply

The Bitcoin protocol limits the total number of bitcoins that can be generated over time to 21 million. As of October 2025, approximately 19.93 million bitcoins have been generated. New bitcoins are created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the Bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the Bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.”

To incentivize miners to incur the costs of mining bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated bitcoin. The current reward for miners that successfully validate a block of transactions is 3.125 bitcoin per mined block. The mining reward is reduced by half, which is referred to as a bitcoin halving, after every 210,000 blocks are mined. This has historically occurred approximately every four years. The most recent bitcoin halving occurred in April 2024, and the next bitcoin halving is expected to occur sometime in 2028.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintains the code for the Bitcoin protocol, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having more than 50% of the processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place, and participants can choose the version of the software they want to run.

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, the Bitcoin network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold bitcoin and direct attacks, like “51% attacks” or “denial-of-service attacks” on the Bitcoin network.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. Private keys used to access bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding bitcoin.

A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin.

Bitcoin Industry Participants

The primary Bitcoin industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions.

Miners.  Miners range from bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine bitcoin blocks. See “— Creation of New Bitcoin and Limits on Supply” above.

Investors and Traders.  Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives. On January 10, 2024, the Securities and Exchange Commission (“SEC”) issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represented the first time the SEC approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges.  Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Service providers.  Service providers offer a multitude of services to other participants in the Bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, wallet solutions and financial institutions. If adoption of the Bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin network.

Other Digital Assets

As of the date of this Annual Report, bitcoin was the largest digital asset by market capitalization. However, numerous alternative digital assets exist, and many entities, including consortia and financial institutions, are actively researching and investing resources in blockchain platforms and digital assets that utilize consensus mechanisms other than proof-of-work mining, which is employed by the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2024, two of the eight largest digital assets by market capitalization were U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have discussed the potential creation of new CBDCs.

Our Market Opportunity for Institutional Bitcoin Treasury and DAT Solutions

The use of Bitcoin as a corporate treasury reserve asset has expanded as companies and institutions evaluate alternatives to traditional cash management strategies. While fiat currency and short-term government securities remain predominant, the emergence of U.S. spot Bitcoin exchange-traded funds and increasing recognition of Bitcoin as an investable asset class have contributed to broader institutional acceptance. A growing number of public and private companies, investment funds, and other institutional allocators have begun to evaluate or adopt Bitcoin reserves as a potential long-term store of value and as a component of diversified treasury strategies.

Despite these developments, adoption of Bitcoin for treasury purposes remains limited relative to the overall size of global corporate treasury balances. We believe this gap highlights a meaningful market opportunity for institutional-grade platforms that can provide compliant, transparent, and risk-managed infrastructure for Bitcoin treasury operations. Key needs we see in the market include secure custody with segregation and controls; governance frameworks aligned with public-company standards; accounting and reporting support; risk-managed yield programs; and integration into existing treasury workflows.

We believe there is an opportunity to differentiate by offering an integrated DAT solution that combines: (i) corporate Bitcoin treasury infrastructure designed for institutional policies and controls; (ii) AI-supported, risk-managed yield programs intended to produce programmatic returns on reserve assets; and (iii) a validator-enabled ecosystem that supports network participation and governance, with utility powered by our native token, $NILA. As institutional comfort and regulatory clarity continue to develop, we expect the use of Bitcoin in treasury management to expand, supported by demand for transparent, regulated, and operationally disciplined solutions.

In our view, market growth will be driven by several secular trends: increased institutional access to Bitcoin through regulated vehicles and service providers; enhancements in custody, compliance, and accounting standards; and the need for end-to-end platforms that allow corporate treasury teams to implement Bitcoin strategies without building bespoke infrastructure. Our platform is being developed to address these requirements by providing segregation, controls, monitoring, and reporting consistent with institutional expectations, along with programmatic yield and validator capabilities designed to complement a Bitcoin-centric reserve posture.

Our Products and Services

Our principal planned products and services focus on delivering an institutional Digital Asset Treasury (“DAT”) platform that enables corporations and institutions to hold, manage, and generate yield on Bitcoin reserves through a compliant, scalable infrastructure. We are in the development execution stage and are actively building the underlying architecture, governance, and partnerships necessary to support future commercialization.

Institutional DAT Platform

●	Corporate Bitcoin treasury infrastructure. Segregated wallet architecture, permissions and controls, and reporting designed to align with institutional compliance frameworks and public-company balance sheet requirements.

●	AI-supported yield programs. Risk-managed strategies intended to produce programmatic returns on Bitcoin reserves, with governance, monitoring, and risk limits tailored for institutional participants.

●	Validator-enabled ecosystem. Network operations that support validator economics and governance across our interoperable platforms, with utility powered by our native token, $NILA.

●	Compliance and risk management. Policies and tooling addressing AML/KYC, ongoing monitoring, collateral and reserve discipline where relevant to client programs, and real-time risk analytics.

●	Advisory and enablement. Onboarding and operational support to help clients adopt institutional Bitcoin treasury standards, including segregation, reconciliation, and controls.

Treasury Reserve and Bitcoin Strategy

Our group maintains a Bitcoin-centric reserve posture that aligns with our DAT platform. This approach is intended to preserve purchasing power, provide continuous exposure to Bitcoin, and support our yield and validator infrastructure. From time to time, we may evaluate capital raising transactions to fund platform development, operations, and reserve strategy, subject to market conditions, risk management, regulatory considerations, and anticipated operating needs.

Custody and Execution Services

We intend to utilize regulated third-party custodians and institutional-grade wallet solutions for the safekeeping of any client assets onboarded to our platform, as well as our operating-subsidiary reserves. These providers are expected to support secure custody, segregation, and controls, and to offer affiliated execution services for Bitcoin acquisitions and dispositions consistent with institutional best practices.

Ecosystem Verticals Powered by $NILA

In addition to our core Digital Asset Treasury (“DAT”) platform, we operate interoperable verticals powered by our native token, $NILA, which enables governance, utility, and value flow across our ecosystem.

●	ClimateTech (AQUAE Impact). One our ecosystems is a blockchain-powered sustainability engine intended to generate verifiable, insured environmental impact outcomes, including fractionalized credits linked to analog forest projects and other conservation efforts. The roadmap contemplates phases focused on expanding analog forest capacity, introducing water-conservation and biodiversity credits, and building a secondary market for the exchange of such credits.

●	AdTech (Wave+). Another ecosystem is a micro-engagement platform to convert user attention into tokenized value for brand and mission-aligned campaigns. The platform is designed to support daily active engagement, with contemplated revenue streams from ad placements, partner campaigns, and conversion fees.

●	InsurTech (Institutional Insurance Engine). We are designing an insurance framework to complement digital treasury strategies through surplus-capital-style models backed by strengthened, Bitcoin-centric balance sheets. The goal is to support treasury protection, parametric digital-asset coverage, and institutional insurance primitives that can be integrated with our DAT platform.

Validator Infrastructure

We intend to operate enterprise-grade validator nodes to support network participation, governance, and rewards within our ecosystem and for institutional clients. The validator stack is being developed with an emphasis on high availability, slashing prevention, hardware security (including HSM/TEE-based protections), governance controls, and policy-limited MEV/PBS participation. Anticipated revenue drivers include staking rewards, protocol incentives, enterprise validator service fees, and ecosystem transaction fees.

Revenue Model

Our contemplated revenue model includes multiple streams that align with institutional treasury adoption:

●	Treasury Management Fees: Asset-under-management-based fees for corporate treasury wallets and related services.

●	Performance and Program Fees: Participation in net returns from AI-supported yield programs, subject to institutional governance and risk policies.

●	Validator Services and Protocol Incentives: Enterprise staking and validator service fees, protocol-derived incentives, and transaction-based revenues tied to ecosystem activity. Monetization associated with ClimateTech (e.g., fractionalized credits), AdTech (campaign and placement revenue), and InsurTech-related structures, where applicable.

Our Customers

We target enterprise clients that require institutional governance, custody segregation, and audit-ready reporting for Bitcoin treasury operations, including public and private corporate treasury teams, institutional investors and asset managers, financial institutions and intermediaries, and high-net-worth organizations with significant Bitcoin reserves. We aim to integrate into CFO, treasury, and risk committee workflows, including policy design, compliance and accounting support, and board-level reporting.

We have generated revenues and do not currently rely on any single customer for more than 10% of our revenues.

Our Market Positioning

We believe our market positioning is strengthened by the integration of our institutional Digital Asset Treasury (“DAT”) platform, segregated custody architecture, and Bitcoin-centric reserve posture. Our platform is designed to enable corporations and institutions to implement Bitcoin treasury operations with the governance, controls, and reporting expected by institutional stakeholders, while complementing those reserves with AI-supported, risk-managed yield programs and validator participation within our broader ecosystem.

Our Bitcoin holdings are maintained primarily as a treasury reserve asset intended to support our balance sheet and operational resilience. Our reserve posture reinforces our credibility with institutional clients by aligning our incentives with a Bitcoin-centric treasury strategy and by demonstrating disciplined custody, segregation, and control practices.

By maintaining a Bitcoin-centric reserve posture and building end-to-end DAT infrastructure, we aim to provide a comprehensive, compliant, and scalable pathway for institutions to adopt Bitcoin in treasury management. This integration of reserve management, custody controls, yield programs, and validator operations is intended to enhance risk management, support operational discipline, and provide a foundation for long-term value creation.

Our Competitive Strengths

Platform Governance and $NILA Utility

$NILA functions as a governance and utility token within our ecosystem, facilitating validator participation, program access, and value exchange across verticals. Governance processes are designed to be policy-driven and auditable, with the objective of aligning incentives among stakeholders while maintaining institutional controls. Within our validator framework, we intend to limit protocol participation to policy-permitted activities and to maintain risk controls, including stake diversification, slashing protection, and real-time monitoring.

We believe the following strengths position us to compete effectively in the emerging institutional Bitcoin treasury market:

●	Institutional DAT stack. End-to-end infrastructure for corporate Bitcoin treasury operations, including secure wallet architecture, permissions and controls, reconciliation, and reporting aligned with institutional requirements.

●	Segregated custody architecture. Use of institutional-grade wallet solutions and regulated third-party providers for safekeeping, with segregation and control frameworks designed to mitigate counterparty and operational risks.

●	Bitcoin-centric reserve posture. A treasury strategy centered on Bitcoin reserves intended to preserve purchasing power, maintain continuous exposure, and support platform credibility with institutional clients.

●	AI-supported yield programs. Risk-managed strategies intended to produce programmatic returns on reserve assets, governed by policies, monitoring, and limits consistent with institutional risk management.

●	Validator-enabled ecosystem. Network participation that supports validator economics and governance across interoperable platforms, with utility powered by our native token, $NILA.

●	Compliance and governance. Emphasis on AML/KYC, surveillance, and real-time risk monitoring, together with operational controls designed to align with institutional and public-company standards.

●	Scalable partner network. Strategic relationships with custodians, wallet providers, financial institutions, and other service partners to support onboarding, execution, and operational scale.

●	Operational discipline. A focus on segregation, transparency, and audit-ready processes to support institutional adoption and long-term sustainability.

We believe our integrated approach — combining corporate Bitcoin treasury infrastructure, AI-supported yield programs, validator operations, and interoperable verticals powered by $NILA — addresses key adoption barriers by offering a policy-driven, audit-ready, and scalable pathway for institutions. Our multi-vertical design is intended to enhance network effects and create diversified revenue opportunities aligned with institutional compliance and governance expectations.

Custody of Our Bitcoin

Our Bitcoin reserve is maintained within a segregated sub-wallet architecture created and administered by MindWave Ltd. for the benefit of our operating subsidiary, TechyTrade (Dubai). TechyTrade (Dubai) holds the private keys and retains full beneficial ownership and control of the segregated wallet(s). The 1,000 Bitcoin are identifiable, segregated, and held free and clear of any encumbrances. This structure is intended to mitigate counterparty exposure associated with omnibus custody while maintaining operational controls and traceability over our reserve assets.

We conduct diligence and ongoing oversight of our wallet architecture and related service providers, focusing on segregation, key-management controls, access permissions, and incident-response procedures. Our controls emphasize least-privilege access, multi-factor authentication, operational separation of duties, and audit trails for key interactions and movement authorizations. We supplement these controls with periodic independent attestations to verify the existence, segregation, and control of our Bitcoin holdings as of specified dates.

For any client assets that may be onboarded to our platform in the future, we expect to utilize regulated third-party custodians and institutional-grade wallet solutions, implemented within a segregation and control framework designed to meet institutional compliance requirements (including AML/KYC, monitoring, and reporting). We anticipate diversifying custody solutions as appropriate to support risk management and operational resilience, and we will evaluate additional custodial partners over time.

Where we engage third-party providers, we expect to conduct initial and periodic reviews of their security, operations, and controls, including — but not limited to — key-management practices, cold-storage policies, cybersecurity programs, business continuity and disaster recovery readiness, and the availability of third-party assurance reporting. We also seek contractual provisions addressing segregation of assets and clarifying that digital assets held for our benefit are not part of a custodian’s bankruptcy estate under applicable law.

We continuously monitor the safekeeping of our Bitcoin through internal controls, reconciliation, and external confirmations, and we will conduct supplemental diligence when warranted by market conditions or other circumstances.

Policy Framework and Risk Management

We are building our platform around policy-based governance intended to satisfy institutional requirements and auditor expectations. Core elements include board-approved asset allocation and transaction policies, segregation of duties, multi-step approval workflows, transaction screening, real-time solvency and exposure limits, and emergency protocol “kill-switches.” For yield programs, we intend to maintain leverage caps, counterparty concentration limits, daily reconciliations, and tail-risk hedging parameters. For validator operations, we emphasize uptime targets, redundancy, slashing prevention, and pre-defined MEV/PBS participation rules. We expect to produce periodic “audit packs,” including reconciliations and control attestations, for institutional users.

Potential Advantages and Disadvantages of Holding Bitcoin

We believe that bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the Bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets.

In addition, the Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

Government Regulation

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets. In addition, since transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close or blacklist bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

As noted above, activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. and foreign laws, regulations, and directives relating to privacy and data protection.

There are a broad variety of other data protection laws in the United States that are or may be applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. In the event of a security breach, we also may have obligations to notify our customers or other parties or individuals about this breach, and this can lead to significant costs and the risk of potential enforcement and/or litigation. There is also a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

There are similar laws in other countries, including the General Data Protection Regulation (“GDPR”) in the European Union which imposes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.

In addition to these specific laws, we also are subject to other privacy, security, and data protection laws around the world. In addition to the laws in place already, other countries are also considering new or expanded laws governing privacy and data security that may impact our business practices. These laws may impact our ongoing business activities and our relationships with our business partners, customers and service providers.

Furthermore, the U.S. Congress is considering comprehensive privacy legislation. At this time, it is unclear whether Congress will pass such a law and if so, when and what it will require and prohibit. Moreover, it is not clear whether any such legislation would give the Federal Trade Commission (“FTC”) any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether Congress will grant the FTC rulemaking authority over privacy and information security, or whether Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to EU data protection authorities.

Sales and Marketing

Our sales and marketing strategy is designed to expand awareness of our institutional DAT platform, build credibility with corporate treasury teams and institutional allocators, and drive adoption of our offerings across target enterprise markets. Key elements include strategic partnerships, targeted distribution through enterprise sales and channels, and education-led marketing that emphasizes governance, compliance, and risk management.

Strategic Partnerships

We intend to rely on strategic relationships with regulated custodians, institutional-grade wallet providers, financial institutions, accounting and audit advisors, and other digital-asset service providers to support our treasury operations and client enablement. Because we are not directly licensed to provide custody, execution, or intermediation services, we expect these partners to supply the necessary regulatory infrastructure and, in certain cases, act as distribution channels. These relationships are expected to support secure custody, segregation and control frameworks, execution services for Bitcoin acquisitions and dispositions, validator operations, and programmatic risk management. We also expect to collaborate with placement agents and traditional financial institutions to broaden institutional reach and facilitate client onboarding. We will continue to evaluate additional partnerships with enterprise software integrators, cloud and security vendors, and protocol-level partners to enhance scale, resilience, and interoperability.

Distribution Methods

We plan to distribute our DAT solutions directly to enterprise clients through internal business development and relationship management teams focused on corporate treasuries, institutions, and financial intermediaries. In addition, we expect to leverage partnerships with custodians, wallet providers, and financial institutions to support client acquisition, onboarding, and ongoing operations. Over time, we anticipate supplementing these channels with participation in industry conferences and education-led initiatives, including research and thought-leadership publications tailored for CFOs, treasury leaders, boards, and risk committees. We do not expect to rely on mass-market retail marketing programs.

Marketing

We intend to emphasize education, transparency, and strategic engagement aligned with institutional standards. We expect to target the following principal audiences:

●	Corporate treasury managers and CFO organizations seeking to integrate Bitcoin into reserve strategies with institutional governance, controls, and reporting.

●	Institutional investors and asset managers, including hedge funds and family offices, seeking institutional-grade custody, risk-managed yield programs, and validator-enabled capabilities.

●	Financial institutions and intermediaries evaluating Bitcoin treasury offerings for their clients and seeking compliant, scalable infrastructure.

●	High-net-worth individuals with significant Bitcoin holdings who require institutional-grade custody, governance, and programmatic operations.

Our marketing strategy is expected to combine targeted enterprise outreach, channel partnerships, and education-driven content intended to promote responsible adoption of institutional Bitcoin treasury practices while reinforcing MindWave’s commitment to compliance, governance, and long-term value creation.

Intellectual Property

We rely on a combination of proprietary software, trade secrets, and contractual protections to develop and operate our DAT platform, including components related to wallet orchestration, segregation and controls, risk analytics, AI-supported yield programs, and validator operations. We also rely on confidentiality and invention-assignment agreements with employees, contractors, and partners. From time to time, we may pursue trademark protection for brand names and logos associated with our products and ecosystem (including, for example, MindWave and $NILA), and we will evaluate additional intellectual property protections as our platform develops and markets evolve.

Seasonality

Our business is not subject to material seasonal variations. However, our results of operations may be affected by fluctuations in the market price of bitcoin and by the timing of capital raising activities, which may not occur evenly throughout the year.

Employees

As of January 11, 2026, we had a total of 9 employees, none of whom are based in the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages and generally consider our relations with our employees to be good.

Legal Proceedings

From time to time, we may be involved in legal proceedings, claims, or regulatory matters arising in the ordinary course of business. As of the date of this Annual Report, we are not a party to any material pending legal proceedings, nor are we aware of any such proceedings contemplated by governmental authorities.

On April 24, 2026, the Company, MindWave, and Lokahi Therapeutics, Inc., a Nevada corporation (“Lokahi” and, together with the Company and MindWave, the “Company Parties”), together with Erik Emerson, individually and in his capacity as Bio Business Representative under the Merger Agreement, entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Inscobee Inc., a South Korean corporation (“Inscobee”), and Apimeds Inc., a South Korean corporation and wholly owned subsidiary of Inscobee (“Apimeds Korea” and, together with Inscobee, the “Inscobee Parties”). Concurrently with the Settlement Agreement, the Company Parties and the Inscobee Parties also entered into a Side Letter Agreement (Merger Unwind Conditions) (the “Side Letter”), which is incorporated into and forms part of the Settlement Agreement.

The Settlement Agreement resolves all outstanding disputes among the parties arising from the Merger Agreement and related transactions.

Also on April 30, 2026, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (the “Investor”), which holds a senior convertible note in the aggregate original principal amount of $11,000,000 (the “Existing Note”), issued pursuant to a Securities Purchase Agreement, dated December 1, 2025 (the “Securities Purchase Agreement”).

Pursuant to the Forbearance Agreement, the Investor has agreed to forbear from exercising any of its rights or remedies under the Existing Note with respect to certain existing events of default (collectively, the “Existing Defaults”) during the period commencing on the date of the Forbearance Agreement through and including June 30, 2026 (or such later date as the Investor may elect in its sole discretion) (the “Forbearance Period”).

The Settlement Agreement, the Side Letter, and the Forbearance Agreement are described in the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2026, and are incorporated herein by reference.

Facilities

Our principal executive offices are located at 60 Paya Lebar Road #04-23, Singapore 409051.

Available Information

Our website is located at www.mindwavedao.com.

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

Item 2. Properties

Our principal executive offices are located at 100 Matawan Rd, Suite 325, Matawan, New Jersey 07747. Our Digital Asset Treasury business operations are headquartered at 60 Paya Lebar Road #04-23, Singapore 409051.

We do not own any real property. We believe our current facilities are suitable for our current operations.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings, claims, or regulatory matters arising in the ordinary course of business. As of the date of this Annual Report, we are not a party to any material pending legal proceedings, nor are we aware of any such proceedings contemplated by governmental authorities.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our shares of common stock are traded on the NYSE American under the symbol “APUS”.

Holders

As of the date of this Annual Report, there were approximately 10 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On December 1, 2025, in connection with the Merger, we issued an aggregate of 7,477,017 shares of preferred stock to former stockholders of MindWave Innovations Inc. in exchange for all of the outstanding shares of MindWave common stock. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Apimeds Pharmaceuticals US, Inc. (“APUS,” the “Company,” “we,” “us,” or “our”) is a development-stage biopharmaceutical company incorporated in the State of Delaware. Our primary focus is the clinical development of Apitox, a purified honeybee venom-based drug candidate being evaluated for the treatment of acute pain and inflammation associated with knee osteoarthritis. We operate our biopharmaceutical business through our wholly owned subsidiary, Lokahi Therapeutics Inc. (“Lokahi”).

Fiscal year 2025 was a transformative year for the Company. In addition to advancing our biopharmaceutical pipeline and completing our initial public offering on the New York Stock Exchange on May 12, 2025, we completed a merger with MindWave Innovations Inc. (“MindWave”) on December 1, 2025. As a result of the Merger, the Company became a dual-segment operating company, adding a digital asset operations segment alongside our core biopharmaceutical business. MindWave, now a wholly owned subsidiary, operates the MindWaveDAO blockchain ecosystem and holds digital assets consisting of Bitcoin (“BTC”), Tether (“USDT”), and the MindWaveDAO native utility token (“NILA Tokens”). The Merger fundamentally changed the scale and composition of our balance sheet, adding approximately $145.3 million in identifiable net assets, primarily digital assets, and was effected through the issuance of 7,477,017 shares of Series A Convertible Preferred Stock.

We have not yet generated revenue from our biopharmaceutical operations and MindWave operations and do not expect to do so until we have successfully advanced Apitox through clinical development and commercialization. Our ability to continue as a going concern depends on our ability to raise additional capital and execute our operational plans, as discussed further under “Liquidity and Capital Resources” below.

Key Developments in Fiscal Year 2025

Initial Public Offering

On May 12, 2025, we completed our IPO on the New York Stock Exchange, issuing 3,375,000 shares of common stock and generating net proceeds of approximately $11.6 million after deducting underwriting discounts, commissions, and offering costs.

Business Combination with MindWave Innovations Inc.

On December 1, 2025, we completed the Merger with MindWave, which became a wholly owned subsidiary of the Company. The transaction was effected as a non-cash business combination, with consideration consisting solely of 7,477,017 shares of Series A Convertible Preferred Stock with an aggregate fair value of approximately $145.4 million, equivalent to the fair value of the net identifiable assets acquired. No goodwill was recorded. Through the Merger, we acquired digital assets with an aggregate fair value of approximately $146.3 million at the acquisition date, consisting of BTC ($90.8 million), USDT ($4.7 million), and NILA Tokens ($50.8 million), as well as the operations of the MindWaveDAO blockchain.

PIPE Convertible Note Financing

In connection with the Merger, on December 1, 2025, we entered into a Securities Purchase Agreement providing for the issuance of senior secured convertible notes in an aggregate maximum principal amount of $129 million, to be drawn in tranches at our election. On December 8, 2025, we executed the first tranche, issuing a senior secured convertible note with a principal amount of $10.9 million and gross proceeds of $10 million. Of the proceeds, $8 million is currently held in a Deposit Account Control Agreement (“DACA”) account, and $1.1 million was disbursed to MindWave to fund its operations.

Biopharmaceutical Development Activity

During 2025, we significantly increased development activity related to Apitox, incurring research and development expenses of $1.6 million. We also entered into an agreement with Prevail InfoWorks Inc., our Clinical Research Organization (“CRO”), establishing a prepaid balance of approximately $2 million to be applied against future clinical trial execution.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

(a) Revenue

We generated no revenue from biopharmaceutical operations during the years ended December 31, 2025 or 2024. Proceeds from the sale of NILA Tokens are recognized as realized gains on digital assets and are not classified as revenue under ASC 606.

(b) Research and Development Expenses

Research and development expenses were $1.6 million for the year ended December 31, 2025, compared to zero for the year ended December 31, 2024. The increase reflects the commencement of meaningful development activity related to Apitox during 2025, including consulting fees, manufacturing costs, and CRO expenses incurred in connection with our clinical development program.

(c) General and Administrative Expenses

General and administrative expenses increased to $10.2 million for the year ended December 31, 2025, from $1.3 million for the year ended December 31, 2024, an increase of approximately $8.9 million. The increase was driven by a significant expansion of corporate activity and headcount in connection with becoming a public company and completing the Merger. Key drivers included increased consulting and professional fees, payroll and benefits, stock-based compensation of approximately $2.0 million (consisting of option grants, common stock grants, and advisory warrants), merger and acquisition related fees, office rent and supplies, and travel expenses.

(d) Total Operating Expenses

Total operating expenses were $11.9 million for the year ended December 31, 2025, compared to $1.3 million for the year ended December 31, 2024, reflecting the significant increase in both R&D and G&A activity described above.

(e) Other Income (Expense)

Total other income was $5.9 million for the year ended December 31, 2025, compared to other expense of approximately $0.1 million for the year ended December 31, 2024. The improvement was driven mostly by the digital asset activities acquired through the MindWave Merger, which closed on December 1, 2025, and was reflected in our consolidated results for the period December 1 through December 31, 2025 only. Key components of other income (expense) are as follows:

●	Unrealized gain on digital assets of $1.8 million, reflecting fair value increases in BTC and NILA Token holdings between the acquisition date and December 31, 2025, partially offset by a decline in BTC value during the period.

●	Realized gain on sale of digital assets of $4.2 million, reflecting gains recognized on the sale of approximately 4.3 million NILA Tokens for aggregate proceeds of approximately $1.8 million in USDT during the period December 1 through December 31, 2025. These proceeds are noncash, delivered in the form of USDT, described above. These proceeds are used to maintain liquidity as well as satisfy operational expenses directly pertaining to blockchain and token management.

●	Trading gains, net of approximately $97, representing the net of market-making income and expenses associated with the maintenance and trading activity of the MindWaveDAO NILA token. These gains are non-cash in nature.

●	Change in fair value of derivative liability of $55,146, reflecting the remeasurement of the derivative liability bifurcated from the PIPE convertible note at issuance on December 8, 2025 through December 31, 2025. The derivative arises from the variable conversion terms of the note, which allow conversion at a 20% discount to the minimum volume-weighted average price over a five-day lookback period.

●	Change in fair value of warrant liability of $22,377, reflecting the remeasurement of the advisory warrant liability between issuance and reclassification to equity on August 5, 2025.

●	Interest income of $0.1 million, earned primarily on IPO proceeds held in a money market account at PNC Bank.

●	Interest expense of $0.3 million, consisting primarily of accretion of the discount attributable to the PIPE convertible note issued December 8, 2025, as well as accrued interest on the related party notes payable aggregating $500,100 in principal as of December 31, 2025.

(f) Net Loss

Net loss was $6.0 million for the year ended December 31, 2025, compared to a net loss of $1.4 million for the year ended December 31, 2024. The increase reflects the scale-up of operations in connection with the IPO, Merger, and advancement of the Apitox development program, partially offset by digital asset gains recognized following the MindWave acquisition.

Net loss per common share, basic and diluted, was $(0.55) for the year ended December 31, 2025, based on weighted-average shares outstanding of 10,881,907. All potentially dilutive securities, including 149.5 million common share equivalents underlying the Series A Convertible Preferred Stock, 8.3 million shares underlying the PIPE convertible note, 1.1 million warrant shares, and 0.5 million stock option shares, were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash and cash equivalents of $1.6 million and restricted cash of $8.0 million, for total cash, cash equivalents, and restricted cash of $9.6 million. We also held short-term investments of $2.0 million, representing a certificate of deposit established by Lokahi to earn interest on funds not deployed in operations. Working capital, excluding the fair value of digital assets (which are subject to price volatility and liquidity risk and therefore excluded from management’s assessment of near-term operational liquidity), was approximately $3.2 million as of December 31, 2025.

The $8.0 million of restricted cash represents PIPE convertible note proceeds currently held in a DACA account, pending release upon conversion of the Series A Convertible Preferred Stock in accordance with the terms of the note agreement. These funds are not available for general operating purposes until released from the DACA.

Cash Flows

(a) Operating Activities

Net cash used in operating activities was $8.9 million for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024. The increase reflects the significant expansion of operating activity in connection with the IPO, Merger, and clinical development programs. Non-cash charges included in operating activities consisted primarily of stock-based compensation of $3.2 million (inclusive of option grants, common stock grants, and advisory warrants), accretion of debt discount of $0.3 million, and non-cash digital asset operating expenses of $2.4 million, partially offset by unrealized and realized gains on digital assets.

(b) Investing Activities

Net cash used in investing activities was $10.0 million for the year ended December 31, 2025, consisting primarily of the $8.0 million deposit into the DACA restricted cash account, $2.0 million invested in short-term instruments, and $57,333 in purchases of property and equipment (consisting of computer equipment and furniture), partially offset by $15,345 of cash acquired in the Merger.

(c) Financing Activities

Net cash provided by financing activities was $20.6 million for the year ended December 31, 2025, consisting primarily of $11.6 million in net proceeds from the IPO, $10.0 million in gross proceeds from the PIPE convertible note, and $250,100 in proceeds from related party promissory notes, partially offset by $946,000 in cash issuance costs and $1.1 million disbursed to MindWave from PIPE proceeds.

Future Capital Requirements and Going Concern

Since inception, we have incurred recurring operating losses and negative cash flows from operations, and we have not generated revenue from our biopharmaceutical operations. For the year ended December 31, 2025, we reported a net loss of $6.0 million and used $8.9 million in cash in operating activities. As of December 31, 2025, our accumulated deficit was $10.3 million. We expect to continue to incur significant operating losses as we advance the clinical development of Apitox and build our operational infrastructure. Significant manufacturing costs related to Apitox development are expected to be incurred beginning in the first quarter of 2026 and throughout the year. These conditions raise substantial doubt about our ability to continue as a going concern.

Management’s primary plan to address near-term liquidity needs is the continued execution of additional tranches under the Securities Purchase Agreement, which provides for the issuance of up to $129.0 million in aggregate principal of senior secured convertible notes. As of December 31, 2025, only the first tranche of $10.9 million in principal ($10.0 million gross proceeds) has been drawn, leaving substantial capacity available under the facility. Management believes that the remaining available tranches under the Securities Purchase Agreement, combined with continued NILA Token sales for USDT proceeds and potential additional equity or debt financing, represent the primary sources of capital to fund operations over the next twelve months. However, there can be no assurance that future tranches will be drawn, that NILA Token sales will generate sufficient proceeds, or that additional financing will be available on acceptable terms or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

Our material contractual obligations as of December 31, 2025 include: (i) future minimum lease payments under our San Diego, California office lease of $184,167 in aggregate through December 31, 2028, with $47,527 due in 2026; (ii) principal and accrued interest on related party notes payable aggregating $500,100 in principal, maturing May 19, 2026; and (iii) the PIPE convertible note with a principal amount of $10.9 million maturing December 8, 2026. We have also entered into a prepaid services agreement with our CRO, Prevail InfoWorks Inc., with a prepaid balance of approximately $2.0 million as of December 31, 2025, to be applied against future clinical trial costs.

Segment Information

Following the completion of the MindWave Merger on December 1, 2025, the Company operates in two segments: (i) the biopharmaceutical segment, which is focused on the clinical development of Apitox through Lokahi, and (ii) the digital asset operations segment, which encompasses the holding, sale, and advancement of the MindWaveDAO blockchain and related digital assets through MindWave.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts. We consider the following estimates to be the most critical to understanding our financial results and condition:

Fair Value of Digital Assets. We account for digital assets, including BTC, USDT, and NILA Tokens, at fair value in accordance with ASU 2023-08. BTC and USDT are classified within Level 1 of the fair value hierarchy based on quoted prices in active markets. NILA Tokens are classified within Level 2, as they trade on a limited number of centralized exchanges with modest daily trading volume. Changes in the fair value of digital assets are recognized in earnings each reporting period. Given the significant concentration of digital assets on our balance sheet of approximately $149.9 million as of December 31, 2025, changes in the fair value of these assets, particularly BTC and NILA Tokens, could have a material impact on our reported results.

Fair Value of Stock-Based Compensation. We measure the fair value of stock options using the Black-Scholes option-pricing model, which requires significant estimates including expected volatility, expected term, and risk-free interest rate. Changes in these assumptions could materially affect the amount of stock-based compensation expense recognized.

Fair Value of Derivative Liability. The derivative liability bifurcated from the PIPE convertible note is measured at fair value each reporting period. The variable conversion feature, which allows the noteholder to convert at a 20% discount to the minimum VWAP over a five-day lookback period, is sensitive to changes in our stock price and volatility. Changes in the fair value of the derivative are recognized in earnings and could be material in future periods.

Going Concern Assessment. Management’s assessment of the Company’s ability to continue as a going concern requires significant judgment regarding future capital raises, the availability of remaining PIPE tranches, and the expected pace of operating expenditures. Changes in these assumptions could affect the going concern conclusion and related disclosures.

Purchase Price Allocation. The allocation of consideration in the MindWave Merger required management to estimate the fair values of acquired digital assets and assumed liabilities at the acquisition date. The fair values of NILA Tokens, in particular, involved the use of Level 2 observable inputs and management judgment regarding market activity and trading volumes.

Recently Issued Accounting Pronouncements

We adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets, effective upon the acquisition of digital assets in connection with the MindWave Merger on December 1, 2025. Under ASU 2023-08, in-scope crypto assets that meet the definition of an intangible asset and are fungible are measured at fair value with changes recognized in earnings each period. The adoption of ASU 2023-08 did not have a cumulative effect on periods prior to adoption, as the Company had no digital asset holdings prior to the Merger.

Recent Developments

On April 24, 2026, the Company, MindWave, and Lokahi Therapeutics, Inc., a Nevada corporation (“Lokahi” and, together with the Company and MindWave, the “Company Parties”), together with Erik Emerson, individually and in his capacity as Bio Business Representative under the Merger Agreement, entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Inscobee Inc., a South Korean corporation (“Inscobee”), and Apimeds Inc., a South Korean corporation and wholly owned subsidiary of Inscobee (“Apimeds Korea” and, together with Inscobee, the “Inscobee Parties”). Concurrently with the Settlement Agreement, the Company Parties and the Inscobee Parties also entered into a Side Letter Agreement (Merger Unwind Conditions) (the “Side Letter”), which is incorporated into and forms part of the Settlement Agreement.

The Settlement Agreement resolves all outstanding disputes among the parties arising from the Merger Agreement and related transactions.

Also on April 30, 2026, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (the “Investor”), which holds a senior convertible note in the aggregate original principal amount of $11,000,000 (the “Existing Note”), issued pursuant to a Securities Purchase Agreement, dated December 1, 2025 (the “Securities Purchase Agreement”).

Pursuant to the Forbearance Agreement, the Investor has agreed to forbear from exercising any of its rights or remedies under the Existing Note with respect to certain existing events of default (collectively, the “Existing Defaults”) during the period commencing on the date of the Forbearance Agreement through and including June 30, 2026 (or such later date as the Investor may elect in its sole discretion) (the “Forbearance Period”).

The Settlement Agreement, the Side Letter, and the Forbearance Agreement are described in the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2026, and are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of December 31, 2025 under the supervision, and with the participation, of our management, including our Chief Executive Officer, Dr. Vin Menon (who serves as our principal executive officer), and our Chief Financial Officer, Erick Frim (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 in providing reasonable assurance of achieving the desired control objectives due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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

Material Weakness in Internal Control Over Financial Reporting

Management has identified a material weakness in the Company’s internal control over financial reporting. Due to the Company’s limited number of accounting personnel, the Company does not maintain adequate segregation of duties in certain key processes. As a result, certain individuals have responsibility for multiple aspects of transactions, including authorization, recording, and review, which increases the risk that a material misstatement of the financial statements could occur and not be prevented or detected on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Management has concluded that this control deficiency constitutes a material weakness. Accordingly, management has determined that the Company’s internal control over financial reporting was not effective as of the date of this Annual Report.

As a smaller reporting company with limited resources, the Company expects that segregation of duties will remain a challenge; however, management is implementing compensating controls, including increased management review and oversight procedures, to mitigate the risks associated with this material weakness

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

Based on our assessment under the criteria described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2025.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers

The following table sets forth information regarding the Company’s executive officers and non-employee directors.

Name	Age	Position
Dr. Vin Menon	48	Chief Executive Officer
Erick Frim	68	Chief Financial Officer
Christopher Kim, MD.	74	Chief Medical Officer
Dr. Bennett Weintraub, PhD.	56	Director
Carol O’Donnell	67	Director
Elona Kogan	55	Director

Dr. Vin Menon — Chief Executive Officer

Dr. Vin Menon has been our Chief Executive Officer since December 2025. Dr. Menon is a veteran in the technology services industry, who can be credited with the strategic direction behind several disruptive technology companies. In the corporate world, he has held various leadership positions at multinational corporations like HP & Compaq with global responsibilities. Driven by his passion for technology and innovation, Dr. Menon has been a forerunner in technological innovation and has helped create the business ecosystem of disruptive technologies and high-growth companies. His experience has helped him in the technology space as an entrepreneur and advisor, leading several startups from inception to meteoric growth across continents. Dr. Menon’s proven track record of setting up motivated and high caliber teams in the technology and services industry, establishing development centers from scratch to scale, and building company competencies led him to being awarded ‘Entrepreneur of the Year 2012’ by Rotary-ASME, ‘Outstanding Entrepreneur Award 2011’ by APEA, the ’Spirit of Enterprise 2010’ by SOE Singapore. Dr. Menon was also selected as a ‘Leading Indian Entrepreneur of the Year 2010’ by the Singapore Indian Chamber of Commerce. From the years 2021 to 2023 he co-founded and served as Strategic Advisor to CGCX, a Fintech, decentralized finance, and digital assets platform, where he provided strategic advisory services and growth initiatives. He currently serves as Chief Executive Officer of AQUAE Impact (AQUAE Impact Exchange Co. L.L.C/AQUAE Impact), a sustainable financial and environmental assets platform that uses blockchain technology and artificial intelligence, which he co-founded and currently forms part of its executive leadership providing oversight of product and sustainability initiatives. He also currently serves as Chief Executive Officer of AQUAE Labs Pte Ltd, which is the research and development and technology arm of AQUAE Impact, where he provides product and technology leadership, measurement, reporting, and verification of environmental credits. Additionally, he currently occupies the role of Strategic Advisor of TechyTrade FZ-LLC, which is a bitcoin-backed company that operates in the digital asset and treasury innovation space. Dr. Menon is also a champion of techno-preneurship and was serving on the Board of Directors of the Spirit of Enterprise (SOE) and the Mentoring Programme under Action Community for Entrepreneurship (ACE) by SPRING Singapore. Moreover, he completed his bachelor’s degree in computer applications from India, with first-class honors. He has also completed the following programs: Advanced Management Program (AMP) at NTU-Berkeley (Haas Business School, California) and Advanced Management Program (AMP) at The Wharton School (University of Pennsylvania, USA) specialized in Finance. Dr. Menon obtained an EMBA from the Nanyang Technological University (NTU) in Singapore. Lastly, he completed his PhD, Blockchain for Impact in Healthcare from The Open International University for Complementary Medicine in collaboration with Al-Farabi Kazakh National University, Kazakhstan 2019. We believe that these experiences provide Dr. Menon with the skills necessary to lead the Company as its Chief Executive officer, including overseeing the Company’s strategy, operations, financial performance, and overall corporate governance.

Erick Frim — Chief Financial Officer

Erick Frim has over 40 years of experience as an accountant, financial executive and consultant. Mr. Frim joined Apimeds as CFO in July of 2025. In 2019, he joined CFO Squad and as a partner in the CFO Squad, LLC Mr. Frim advised clients on technical accounting and regulatory compliance, assisting numerous companies with their initial public offerings. Prior to the CFO Squad, Mr. Frim served as a director in the public company audit practice of EisnerAmper LLP. Mr. Frim as also served as a financial executive for digital media pioneer DIVA Systems Corporation. A former CPA, he has a BS in Accounting from Ball State University.

Christopher Kim, MD. — Chief Medical Officer

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

We believe Dr. Kim’s extensive experience in pharmaceutical development and the biopharmaceutical industry, as well as his research and treatment of autoimmune diseases, and institutional knowledge of our product candidate, qualifies him to serve as of Chief Medical Officer.

Independent Directors:

Dr. Bennett Weintraub, PhD.

Dr. Weintraub has served as a director since October 2024. Dr. Weintraub currently serves as the President of inThought Research (“inThought”), a healthcare business intelligence consulting firm which he founded in 2009. inThought provides business development support, competitive intelligence monitoring, medical conference coverage, and other services both to professional investors and to pharma/biotech companies. Dr. Weintraub has also served as the Chief Scientific Officer of inPhronesis since 2018.

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

We believe Mr. Weintraub’s extensive science background qualifies him to serve on our Board of Directors.

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

Carol O’Donnell

Carol O’Donnell has served as a director since October 2024. Ms. O’Donnell is currently a Director and Member of the Audit Committee of Sono-Tek Corporation (NASDAQ: SOTK), where she has served since November 2018. Prior to that, she served as General Counsel to Boothbay Fund Management LLC, a registered investment adviser, from December 2019 through May 2021. Ms. O’Donnell joined Protégé Partners and MOV37, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in April 2016 and has served as Chief Executive Officer since January 2018. Prior to joining Protégé Partners and MOV37, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from January 2013 to March 2016. She served as General Counsel and Chief Compliance Officer of each of the Permal Group and Framework Investment Group from June 2004 through February 2011 and from January 2002 to May 2004, respectively. She also served as a director of FSI Low Beta from 2012 to 2021. Ms. O’Donnell was named one of the Top 50 Women in Hedge Funds in September 2018 and is currently admitted to practice law in the State of Connecticut.

We believe Ms. O’Donnell’s extensive experience in the financial industry qualifies her to serve on our Board of Directors.

Elona Kogan

Elona Kogan has served as a director since October 2024. Beginning in August 2024, Most recently, Ms. Kogan served as the Chief Legal Officer of Terns Pharmaceutical, Inc. (Nasdaq: TERNS), a publicly traded biopharmaceutical company, Prior to joining us, from November 2020 through August 2024, Ms. Kogan served as the General Counsel and Chief Legal Officer of Seer Inc. (Nasdaq: SEER), a publicly traded life science company. From May 2018 through August 2021, Ms. Kogan served as a director of Cardax, Inc., a biotechnology company operating in the wellness health care space. From March 2019 through August 2020, Ms. Kogan served as the General Counsel of Selecta Biosciences, Inc., a clinical-stage biotechnology company. Ms. Kogan is a graduate of Southwestern University School of Law. Ms. Kogan graduated from Columbia University, Barnard College, with a B.A. in Economics.

We believe Ms. Kogan’s extensive experience as an operating executive in biopharmaceutical and life science space, in addition to her experience leading government relations, and serving as general counsel and chief legal officer of other publicly traded companies qualifies her to serve on our Board of Directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2025, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

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

Procedures for Stockholders to Recommend Director Nominees

The Company’s Amended and Restated Bylaws (the “Bylaws”) were originally adopted on May 12, 2020, amended and restated on April 11, 2025, and further amended on October 15, 2025. The Bylaws authorize the Board of Directors to designate one or more committees, each consisting of one or more directors. On February 7, 2025, the Board established the Nominating and Corporate Governance Committee and adopted a written charter for such committee. Pursuant to the Nominating and Corporate Governance Committee’s charter, the committee may, if it deems appropriate, establish procedures to be followed by stockholders in submitting recommendations for Board candidates.

Committees of the Board of Directors

Our Board of Directors established three standing committees: an audit committee, a compensation committee and the nominating and corporate governance committee.

Audit Committee

The members of the audit committee are Carol O’Donnell (chair), Elona Kogan, and Dr. Bennett Weintraub. Upon his appointment to the Board of Directors, Amir Dossal is expected to be appointed as a member of the audit committee. Our Board of Directors has determined that each of the members of the audit committee is an “independent director” as defined by and meet the other requirements of the NYSE American listing standards and applicable SEC rules.

Each member of the audit committee is financially literate. Carol O’Donnell qualifies as an “audit committee financial expert” as defined in applicable SEC rules and meets the financial sophistication requirements of the NYSE rules. In making this determination, our Board of Directors considered Ms. O’Donnell’s previous and current experience in actively supervising individuals in financial and accounting roles. The primary purpose of the audit committee is to discharge the responsibilities of the Board of Directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of the compensation committee are Carol O’Donnell (chair) and Dr. Bennett Weintraub. Upon his appointment to the Board of Directors, Amir Dossal is expected to be appointed as a member of the compensation committee. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Our Board of Directors has determined that each of the members of the compensation committee is an “independent director” as defined by and meet the other requirements of the NYSE American listing standards and applicable SEC rules.

Specific responsibilities of our compensation committee include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Nominating and Governance Committee

The members of the nominating and corporate governance committee are Elona Kogan (chair) and Carol O’Donnell. Upon his appointment to the Board of Directors, Amir Dossal is expected to be appointed as a member of the nominating and corporate governance committee. Our Board of Directors has determined that each of the members of the nominating and corporate governance committee is an “independent director” as defined by and meet the other requirements of the NYSE American listing standards and applicable SEC rules.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our Board of Directors;

●	considering and making recommendations to our Board of Directors regarding the composition and chairmanship of the committees of our Board of Directors;

●	developing and making recommendations to our Board of Directors regarding corporate governance guidelines and matters; and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the Board of Directors.

In general, in identifying and evaluating nominees for director, the committee considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Insider Trading Policy

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

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to “named executive officers.” Individuals we refer to as our “named executive officers” include (i) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2025 and (ii) our two most highly compensated executive officers, as defined in Exchange Act Rule 3b-7, other than our principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

The Company’s “named executive officers” consist of (i) the Company’s Chief Executive Officer, (ii) the Company’s Chief Financial Officer, and (iii) each other executive officer who served during fiscal year 2025 and whose compensation exceeded $100,000, if any.

Summary Compensation Table

The following table sets forth information concerning compensation earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2025 and 2024:

*	All option awards derived using Black-Scholes Pricing Model

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Erik Emerson	2025	$250,000		—	$699,703.49	—	$ 1,275,000	(2)	$2,224,703.49
Former Chief Executive Officer	2024	300,000		—	—	—	—		300,000

Erick Frim	2025	$10,128	(1)	—	—	—	—		$10,128
Chief Financial Officer (Advisory)	2024	—		—	—	—	—		—

Christopher Kim, MD	2025	$200,000		—	$4,045.80	—	$ 425,000	(2)	$629,045.80
Chief Medical Officer	2024	96,000		—	—	—	—		96,000

(1)	This figure represents compensation paid for six months, reflecting that the executive’s compensation commenced during fiscal year 2025.

(2)	These figures represent common stock issued to executives and valued at the observable market price at closing of the grant date: May 16, 2025.

Narrative to Summary Compensation Table

Our executive compensation program is based on a pay for performance philosophy. Compensation for our executive officers is composed primarily of the following main components: base salary, bonus, and equity incentives in the form of stock options. Like all full-time employees, our executive officers are eligible to participate in our health and welfare benefit plans.

Employment Agreement with Erik Emerson

The Company entered into an employment agreement with Erik Emerson on September 21, 2023 (the “Emerson Employment Agreement”). Pursuant to the Emerson Employment Agreement, he would serve as the Company’s Chief Executive Officer and receive a yearly salary of $300,000. Mr. Emerson’s employment continued for one year from the date of execution and shall automatically renew for successive one year periods in the event of a closing on a public offering of the company during the initial term unless either party gives 30 days’ written notice of its intent not to renew the Emerson Agreement prior to the end of the then-current term.

Mr. Emerson may be terminated with or without Cause (as defined in the Emerson Agreement) upon thirty (30) days’ written notice to Mr. Emerson.

On November 13, 2025, the Company entered into an amendment to the Emerson Employment Agreement, increasing Mr. Emerson’s annual base salary to $500,000. It also provided that if Mr. Emerson is terminated by the Company without cause, Mr. Emerson will be entitled to severance payment equal to twenty-four (24) months of base salary and benefits and immediate vesting of all unvested equity, subject to Mr. Emerson’s execution of a release of claims against the Company. The amendment further clarifies that, upon termination by the Company for cause or by Mr. Emerson without good reason, any unvested equity will be automatically forfeited without payment or consideration by the Company.

In connection with and pursuant to the Merger Agreement, Mr. Emerson resigned from his position as Chief Executive Officer effective as of December 1, 2025.

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

Outstanding Equity Awards at Fiscal-Year End 2025

There were no outstanding equity-based awards of the Company held by the named executive officer as of December 31, 2025.

Policies and Practices for Granting Certain Equity Awards

We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates.

Director Compensation Table

*	All option awards derived using Black-Scholes Pricing Model

Name & Principal Position	Year	Nonemployee Compensation (Director Fees)	Option Awards ($)	Total
Carol O’Donnell	2025	$16,000	$29,717.63	$45,717.63
Director
Hankil Yoon	2025	$10,000	$29,717.63	$39,717.63
Director
Elona Kogan	2025	$13,000	$29,717.63	$42,717.63
Director
Bennett Weintraub	2025	$10,000	$29,717.63	$39,717.63
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Securities

Authorized for Issuance under Share-Based Compensation Plans

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, information regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	—	—	1,000,000
Equity compensation plans not approved by shareholders			-

Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan

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

On December 1, 2025, in connection with the Merger, the Company’s stockholders approved an amendment to the 2024 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2024 Plan from 1,538,462 shares to 2,096,679 shares (the “2024 Plan Share Increase”). The 2024 Plan Share Increase was necessary as the 2024 Plan did not have a sufficient number of authorized shares to be issued in connection with the transactions contemplated by the Merger Agreement.

Awards

The 2024 Equity Incentive Plan allows the Company to make equity and equity-based incentive awards to officers, employees, directors, consultants, and advisors. The Board anticipates that providing such persons with a direct stake in the Company will assure a closer alignment of the interests of such individuals with those of the Company and its stockholders, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

The 2024 Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. All awards will be set forth in an award agreement which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations.

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

1,000,000 shares of common stock have initially been reserved for the issuance of awards under the 2024 Equity Incentive Plan (the “Initial Limit”). The Initial Limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in the Company’s capitalization. The maximum aggregate number of shares of common stock of the Company that may be issued upon exercise of incentive stock options under the 2024 Equity Incentive Plan shall not exceed the Initial Limit, as adjusted. Shares underlying any awards under the 2024 Equity Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2024 Equity Incentive Plan and, to the extent permitted under Section 422 of the Code and the regulations promulgated thereunder, the shares that may be issued as incentive stock options.

The 2024 Equity Incentive Plan is currently administered by a committee of at least two people as the Board may appoint to administer the 2024 Equity Incentive Plan or, if no such committee has been appointed by the Board, the Board, pursuant to the terms of the 2024 Equity Incentive Plan (the “Committee”). The plan administrator, which initially will be the Committee, has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2024 Equity Incentive Plan. The plan administrator may delegate to a committee consisting of one or more officers of the Company, the authority to awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act and not members of the delegated committee, subject to certain limitations and guidelines.

Persons eligible to participate in the 2024 Equity Incentive Plan will be officers, employees, non-employee directors, consultants, and advisors of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion. As of the date of this Annual Report, approximately 12 individuals are eligible to participate in the 2024 Equity Incentive Plan, which includes approximately two officers, no employees who are not officers, five non-employee directors, and five consultants/independent contractors.

Options

The 2024 Equity Incentive Plan permits the granting of both options to purchase common stock of the Company intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the 2024 Equity Incentive Plan will be non-qualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Non-qualified options may be granted to any persons eligible to receive awards under the 2024 Equity Incentive Plan. The option exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of the common stock of the Company on the date of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

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

Restricted Stock and Restricted Stock Units

The plan administrator may award restricted shares of common stock of the Company and restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified vesting period. The plan administrator may also grant shares of common stock of the Company that are free from any restrictions under the 2024 Equity Incentive Plan. Unrestricted stock may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant. The plan administrator may grant dividend equivalent rights to participants that entitle the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock of the Company.

Stock Bonus Awards

The plan administration may issue unrestricted common stock, or other awards denominated in common stock, under the 2024 Equity Incentive Plan to participants, either alone or in tandem with other awards, in such amounts as the plan administration shall from time to time in its sole discretion determine.

Performance Compensation Awards

The plan administrator may grant awards under the 2024 Equity Incentive Plan to participants, which may be cash-based, subject to the achievement of certain performance goals, including continued employment with the Company.

Other Material Features

The 2024 Equity Incentive Plan requires the plan administrator to make appropriate adjustments to the number of shares of common stock that are subject to the 2024 Equity Incentive Plan, to certain limits in the 2024 Equity Incentive Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Except as set forth in a stock award agreement issued under the 2024 Equity Incentive Plan, in the event of (i) a transfer of all or substantially all of the Company’s assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of the Company with or into another corporation, entity or person, or (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner directly or indirectly, of more than 50% of Company’s then outstanding capital stock, each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (a) Company’s continuation of such outstanding stock awards (if Company is the surviving corporation); (b) the assumption of such outstanding stock awards by the surviving corporation or its parent; (c) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (d) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (1) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (2) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); or (e) the opportunity for participants to exercise the stock options prior to the occurrence of the corporate transaction and the termination (for no consideration) upon the consummation of such corporate transaction of any stock options not exercised prior thereto.

The 2024 Equity Incentive Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon or after a “Change in Control” (as defined in the 2024 Equity Incentive Plan) as may be provided in the award agreement for such stock award or as may be provided in any other written agreement between the Company or any affiliate and the participant, but in the absence of such provision, no such acceleration will occur.

Participants in the 2024 Equity Incentive Plan are responsible for the payment of any federal, state or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of common stock of the Company to be issued pursuant to an award shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

The 2024 Equity Incentive Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution or pursuant to a domestic relations order; however, the plan administrator may permit the transfer of non-qualified stock options by gift to an immediate family member, to trusts for the benefit of family members, or to partnerships in which such family members are the only partners.

The plan administrator may amend or discontinue the 2024 Equity Incentive Plan and the plan administrator may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the 2024 Equity Incentive Plan will require the approval of the Company’s stockholders. Generally, without shareholder approval, (i) no amendment or modification of the 2024 Equity Incentive Plan may reduce the exercise price of any stock option or the strike price of any stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the shareholder approval rules of the applicable securities exchange.

All awards granted under the 2024 Equity Incentive Plan will be subject to recoupment in accordance with any clawback policy that Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which Company securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Board may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the Board determines necessary or appropriate.

No options or stock appreciation rights may be granted under the 2024 Equity Incentive Plan after the date that is ten years from the 2024 Equity Incentive Plan Effective Date. No awards under the 2024 Equity Incentive Plan have been made prior to the date of this Annual Report.

2025 Equity Incentive Plan

Apimeds Pharmaceuticals US, Inc. 2025 Equity Incentive Plan

On December 1, 2025, in connection with the Merger, the Company adopted the Apimeds Pharmaceuticals US, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The purpose of the 2025 Plan is to advance the interests of the Company, its subsidiaries, affiliates, and stockholders by providing an incentive to attract and retain the best qualified personnel to perform services for the Company, by motivating such individuals to contribute to the growth and the profitability of the Company by aligning such individuals with the interests of the Company’s stockholders, and by rewarding such individuals for their services by tying a significant portion of their compensation to the success of the Company.

Awards

The 2025 Plan allows the Company to make equity and equity-based incentive awards to officers, employees, directors, consultants, and advisors. The Board of Directors anticipates that providing such persons with a direct stake in the Company will assure a closer alignment of the interests of such individuals with those of the Company and its stockholders, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. All awards are set forth in an award agreement which details all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations.

A brief description of each award type follows:

●	Stock Options means an option granted under the 2025 Plan to purchase shares of common stock, whether designated as an Incentive Stock Option or a Nonqualified Stock Option;

●	Stock Appreciation Rights means a right, designated as a SAR, to receive the appreciation in the fair market value of shares;

●	Restricted Stock means shares, subject to a period of restriction or certain other specified restrictions (including, without limitation, a requirement that the participant remain continuously employed or provide continuous service for a specific period of time), granted under the 2025 Plan or issued pursuant to the early exercise of a Stock Option;

●	Restricted Stock Units means an unfunded and unsecured promise to deliver shares, cash, other securities, or other property, subject to certain restrictions (including, without limitation, a requirement that the participant remain continuously employed or provide continuous service for a specific period of time) granted under the 2025 Plan; and

●	Other Stock-Based Awards means any other awards not specifically described in the 2025 Plan that are valued in whole or in part by reference to, or are otherwise based on, shares and are created by the plan administrator pursuant to the 2025 Plan.

The maximum aggregate number of shares that may be issued under the 2025 Plan is ten percent (10%) of the shares outstanding on December 1, 2025 (the “Plan Share Limit”). The shares subject to the 2025 Plan may be authorized, but unissued, or reacquired shares. On the first day of each calendar year during the term of the 2025 Plan, commencing on January 1, 2026 and continuing until (and including) January 1, 2035, the number of shares available under the Plan Share Limit automatically increases by a number equal to the lesser of (i) three percent (3%) of the total number of shares issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (ii) a number of shares determined by the Board of Directors.

Upon payment in shares pursuant to the exercise or settlement of an award, the number of shares available for issuance under the 2025 Plan is reduced only by the number of shares actually issued in such payment. If a participant pays the exercise price (or purchase price, if applicable) of an award through the tender of shares, or if the shares are tendered or withheld to satisfy any tax withholding obligations, the number of shares so tendered or withheld again become available for issuance pursuant to future awards under the 2025 Plan, although such shares do not again become available for issuance as incentive stock options. Shares are not deemed to have been issued pursuant to the 2025 Plan with respect to any portion of an award that is settled in cash. If any outstanding award expires or is terminated or canceled without having been exercised or settled in full, or if the shares acquired pursuant to an award subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares allocable to the terminated portion of such award or such forfeited or repurchased shares again become available for grant under the 2025 Plan. No more than ten percent (10%) of the shares outstanding on December 1, 2025 (subject to adjustment pursuant to the 2025 Plan) may be issued under the 2025 Plan upon the exercise of incentive stock options.

The 2025 Plan is administered by a committee of at least one person as the Board of Directors may appoint or, if no such committee has been appointed by the Board of Directors, the 2025 Plan is administered by the Board of Directors (the “Administration Committee”). The plan administrator, which initially is the Administration Committee, has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2025 Plan. The plan administrator may delegate to one or more officers of the Company some or all of its authority under the 2025 Plan, including the authority to grant all types of awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act, subject to certain limitations and guidelines.

Persons eligible to participate in the 2025 Plan are officers, employees, non-employee directors, consultants, and advisors of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion. As of the date of this Annual Report, approximately sixteen individuals are eligible to participate in the 2025 Plan, which includes approximately two officers, no employees who are not officers, six non-employee directors, and one consultant/independent contractor.

Stock Options

The 2025 Plan permits the granting of stock options to officers, employees, non-employee directors, consultants, and advisors of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion. The per share exercise price for shares to be issued pursuant to exercise of a stock option is determined by the plan administrator but may be no less than 100% of the fair market value per share on the date of grant.

The exercise period of stock options is determined by the plan administrator, subject to the limitations set forth in the 2025 Plan. Upon exercise of the stock options, the exercise price must be paid by either (i) cash, (ii) check, (iii) if approved by the plan administrator, as determined in its sole discretion, surrender of other shares which meet the conditions established by the plan administrator to avoid adverse accounting consequences to the Company (as determined by the plan administrator), (iv) if approved by the plan administrator, as determined in its sole discretion, by a broker-assisted cashless exercise in accordance with procedures approved by the plan administrator, (v) if approved by the plan administrator for a nonqualified stock option, as determined in its sole discretion, by delivery of a notice of “net exercise” to the Company, pursuant to which the participant receives the number of shares underlying the stock option so exercised reduced by the number of shares equal to the aggregate exercise price of the stock option divided by the fair market value on the date of exercise, and (vi) such other method of payment permitted by applicable law.

Stock Appreciation Rights

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock of the Company, or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock of the Company on the date of grant. The plan administrator determines at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock and Restricted Stock Units

The plan administrator may award restricted shares of common stock of the Company and restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified vesting period. Unless the plan administrator determines otherwise, restricted stock is held by the Company as escrow agent until the restrictions on such restricted stock have lapsed. The plan administrator, in its discretion, may accelerate the time at which any restrictions lapse or are removed. Restricted stock may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant. The plan administrator may grant dividend equivalent rights to participants that entitle the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock of the Company.

Other Stock-Based Awards

Other stock-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the 2025 Plan and/or cash awards made outside of the 2025 Plan. The plan administrator has authority to determine the participants to whom and the time or times at which other stock-based awards are made, the amount of such other stock-based awards, and all other conditions of the other stock-based awards including any dividend and/or voting rights.

Other Material Features

The 2025 Plan requires the plan administrator to make appropriate adjustments to the number of shares of common stock that are subject to the 2025 Plan, to certain limits in the 2025 Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

In the event of a change in control, each outstanding award is assumed or an equivalent award substituted by the acquiring or successor corporation or a parent of the acquiring or successor corporation. Unless determined otherwise by the plan administrator, in the event that the successor corporation refuses to assume or substitute the award, (A) the participant fully vests in and has the right to exercise the award as to all of the shares, including those as to which it would not otherwise be vested or exercisable; (B) all applicable restrictions lapse; and (C) all performance objectives and other vesting criteria are deemed achieved at targeted levels. If a stock option or a stock appreciation right is not assumed or substituted in the event of a change in control, the plan administrator notifies the respective participant that the stock option or the stock appreciation right is exercisable, to the extent vested, for a period of up to fifteen (15) days from the date of such notice, and the stock option or stock appreciation right terminates upon the expiration of such period.

Unless determined otherwise by the plan administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, except to the participant’s estate or legal representative, and may be exercised, during the lifetime of the participant, only by the participant, although the plan administrator, in its discretion, may permit award transfers for purposes of estate planning or charitable giving.

The Board of Directors may at any time amend, alter, suspend, or terminate the 2025 Plan. The Company may obtain stockholder approval of the 2025 Plan to the extent necessary or, as determined by the plan administrator, desirable to comply with applicable laws, including any amendment that (i) increases the number of shares available for issuance under the 2025 Plan, or (ii) changes the persons or class of persons eligible to receive awards.

All awards granted under the 2025 Plan are subject to recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which Company securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Board of Directors may impose such other clawback, recovery or recoupment provisions in an award agreement as the Board of Directors determines necessary or appropriate.

No awards under the 2025 Plan have been made prior to the date of this Annual Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 1, 2026, certain information as to the Company’s common stock beneficially owned by persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, the table includes information regarding the shares of the Company’s common stock beneficially owned by (i) each named executive officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 29. 2026. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s common stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after April 29. 2026. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned. Unless otherwise noted, the business address of each of the following entities or individuals is 100 Matawan Rd, Suite 325, Matawan, New Jersey 07747.

Name of Beneficial Owner	Number of Shares Beneficially Owned as of Information Statement Date(8)	% of Common Stock as of Information Statement Date	Number of Shares Beneficially Owned Post Conversions and Post Split(9)	% of Common Stock Post Conversions and Post Split
Directors and Named Executive Officers:
Dr. Vin Menon(1)	—	—	969,550	5.92%
Erick Frim	—	—	—	—
Jakap Koo	615,385	4.89%	61,539	0.38%
Christopher Kim, MD.	—	—	—	—
Bennett Weintraub, PhD	—	—	—	—
Elona Kogan	—	—	—	—
Carol O’Donnell	—	—	—	—
All directors and officers as a group (7 individuals)	615,385	4.89%	1,031,089	6.36%
5% or Greater Stockholders:
Apimeds Inc.(2)	4,316,618	34.32%	431,662	2.64%
Inscobee Inc.(3)	2,099,747	16.67%	209,975	1.28%
Dominus IB, Inc(4)	800,000	6.36%	80,000	0.49%
Calfin Capital Private Limited(5)	—	—	10,158,584	62.13%
Sea Rider Capital, LLC(6)	—	—	969,548	5.93%
Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B(7)	—	—	—	—

(1)	Dr. Vin Menon received 484,775 shares of Preferred Stock as part of the Merger Consideration. Following the Preferred Stock Conversion, such shares of Preferred Stock will convert into 9,695,500 shares of Common Stock pursuant to the applicable conversion ratio of 20-for-1. Following the Reverse Stock Split at a ratio of 1-for-10, such stockholder will hold 969,550 shares of Common Stock.

(2)	Represents shares held directly by Apimeds Inc., based solely on information reported in the Schedule 13D filed with the SEC on January 26, 2026. Apimeds Inc. is a wholly owned subsidiary of Inscobee Inc. Inscobee Inc. has voting and investment control over the shares held by Apimeds Inc. Millenium Holdings is controlled by You In Soo, and as such, Mr. Yoo may be deemed to have beneficial ownership over the shares held by both Inscobee Inc. and Apimeds Inc. The business address for Apimeds Inc. is 107, Gasan Digital 2-ro, Geumcheon-gu, Seoul, Korea. The business address for Millenium Holdings is 107, Gasan Digital 2-ro, Geumcheon-gu, Seoul, Korea. Each of the parties named in this footnote disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest the party may have therein.

(3)	Represents shares held directly by Inscobee Inc., based solely on information reported in the Schedule 13D filed with the SEC on January 26, 2026. Millenium Holdings has voting and investment control with respect to the shares held by Inscobee Inc. Millenium Holdings is controlled by You In Soo, and as such, Mr. Yoo may be deemed to have beneficial ownership over the shares held by both Inscobee Inc. and Apimeds Inc. The business address for Inscobee Inc. is Room 613, Digital-ro 130, 6F, Geumcheon-gu, Seoul, 08580 Republic of Korea. The business address for Millenium Holdings is 107, Gasan Digital 2-ro, Geumcheon-gu, Seoul, Korea. Each of the parties named in this footnote disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest the party may have therein.

(4)	Dominus IB, Inc. is controlled by its Chief Executive Officer and largest shareholder, Park Kyoung Jin, who may be deemed to have voting and investment control with respect to the shares held by Dominus IB, Inc. The business address for Dominus IB, Inc. is 144, Dobong-ro, Gangbuk, Seoul, Republic of Korea.

(5)	Calfin Capital Private Limited received 5,079,292 shares of Preferred Stock as part of the Merger Consideration. Following the Preferred Stock Conversion, such shares of Preferred Stock will convert into 101,585,840 shares of Common Stock pursuant to the applicable conversion ratio of 20-for-1. Following the Reverse Stock Split at a ratio of 1-for-10, such stockholder will hold 10,158,584 shares of Common Stock. The business address for Calfin Capital Private Limited is 60 Paya Lebar Road, #04-23, Paya Lebar Square, Singapore 409051.

(6)	Sea Rider Capital, LLC received 484,774 shares of Preferred Stock as part of the Merger Consideration. Following the Preferred Stock Conversion, such shares of Preferred Stock will convert into 9,695,480 shares of Common Stock pursuant to the applicable conversion ratio of 20-for-1. Following the Reverse Stock Split at a ratio of 1-for-10, such stockholder will hold 969,548 shares of Common Stock. The business address for Sea Rider Capital, LLC is 850 New Burton Road, Suite 201, Dover, County of Kent, Delaware 19904, USA.

(7)	Based solely on information reported in the Schedule 13G filed with the SEC on February 11, 2026. Represents 1,397,021 shares of Common Stock issuable on the conversion of certain convertible notes (the “Notes”) held by the Reporting Persons. The issuable shares of Common Stock related to the conversion of the Notes are subject to a 9.99% beneficial ownership blocker. The shares reported herein represent Common Stock of the Company held by Alto Opportunity Master Fund, SPC- Segregated Master Portfolio B, a Cayman Islands exempted company (the “Fund”). The business address for the Fund is Suite #7 Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands. The Fund is a private investment vehicle for which Ayrton Capital LLC, a Delaware limited liability company (the “Investment Manager”), serves as the investment manager. The business address for the Investment Manager is 55 Post Rd West, 2nd Floor Westport, CT 06880. Waqas Khatri serves as the managing member of the Investment Manager (all of the foregoing, collectively, the “Reporting Persons”). The business address for Waqas Khatri is 55 Post Rd West, 2nd Floor Westport, CT 06880. The 1,397,021 shares of Common Stock are prior to giving effect to the Reverse Stock Split. After giving effect to the Reverse Stock Split the Fund will hold 139,703 shares of Common Stock.

(8)	Represents beneficial ownership of the Company’s Common Stock based on 12,575,983 shares of our Common Stock issued and outstanding as of February 26, 2026, the date of filing of this Annual Report, prior to giving effect to the Preferred Stock Conversion, the Notes Conversion, and the Reverse Stock Split. The beneficial ownership information set forth herein does not reflect any adjustments resulting from the Preferred Stock Conversion, the Notes Conversion, and the Reverse Stock Split.

(9)	Represents beneficial ownership of the Company’s Common Stock based on 16,351,336 shares of our Common Stock, calculated on a proforma basis, after giving effect to the Preferred Stock Conversion, the Notes Conversion, and the Reverse Stock Split.

Changes in Control

On December 1, 2025, the Company completed the Merger with MindWave Innovations Inc. See “Item 1. Business” for a description of the Merger.

Other than the Merger, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than as listed below, during 2025 and 2024, we were not a participant in any transaction or series of transactions in which the amount involved did exceed or may exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for 2025 and 2024 in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” beginning on page 55 and “Director Compensation” on page 56.

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

Director Independence

The Company’s Board has determined that Dr. Bennett Weintraub, PhD, Carol O’Donnell, and Elona Kogan, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC. The Board made such independence determinations using the definition of independence set forth in the rules of the NYSE American based on a review of transactions and relationships between each director or any member of his or her immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s management or their affiliates, on the other hand.

Item 14. Principal Accountant Fees and Services

Kreit & Chiu CPA LLP served as the independent registered public accounting firm for the Company for 2025 and 2024. The following table sets forth the fees billed to the Company by Kreit & Chiu CPA LLP for 2025 and 2024.

	2025	2024
(in thousands)
Audit Fees (1)	$206,933	$142,918
Audit-Related Fees		-
All Other Fees	-	-
Total Fees	$206,933	$142,918

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

The audit committee was established on February 7, 2025. Accordingly, audit and audit-related services rendered prior to February 7, 2025 were not pre-approved by the audit committee. All audit and audit-related services rendered after February 7, 2025, including services related to the audit of the Company’s financial statements for the fiscal year ended December 31, 2025, were pre-approved by the audit committee in accordance with the foregoing procedures.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated December 1, 2025 (incorporated by reference to our Schedule 14C filed on February 27, 2026).
2.2	Securities Purchase Agreement, dated December 1, 2025 (incorporated by reference to our Schedule 14C filed on February 27, 2026).
2.3	Amendment No. 1 to Securities Purchase Agreement, dated December 8, 2025 (incorporated by reference to our Schedule 14C filed on February 27, 2026).
3.1	Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to our Schedule 14C filed on February 27, 2026).
3.2	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to our Schedule 14C filed on February 27, 2026).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to our Schedule 14C filed on February 27, 2026).
4.1*	Description of Securities.
10.1	Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan (incorporated by reference to our Schedule 14C filed on February 27, 2026).
10.2	Amendment to the Apimeds Pharmaceuticals US, Inc. 2024 Equity Incentive Plan (incorporated by reference to our Schedule 14C filed on February 27, 2026).
10.3	Apimeds Pharmaceuticals US, Inc. 2025 Equity Incentive Plan (incorporated by reference to our Schedule 14C filed on February 27, 2026).
10.4	Settlement Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 3, 2026).
10.5	Side Letter (incorporated by reference to our Current Report on Form 8-K filed on May 3, 2026).
10.6	Forbearance Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 3, 2026).
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-1 filed on September 25, 2024).
19.1*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*	Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APIMEDS PharmaCEUTICALS US, Inc.

Date: May 3, 2026		/s/ Dr. Vin Menon
	Name:	Dr. Vin Menon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Vin Menon	Chief Executive Officer	May 3, 2026
Dr. Vin Menon	(Principal Executive Officer)

/s/ Erick Frim	Chief Financial Officer	May 3, 2026
Erick Frim	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Bennett Weintraub, PhD	Director	May 3, 2026
Dr. Bennett Weintraub, PhD

/s/ Carol O’Donnell	Director	May 3, 2026
Carol O’Donnell

/s/ Elona Kogan	Director	May 3, 2026
Elona Kogan

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Apimeds Pharmaceuticals US, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apimeds Pharmaceuticals US, Inc. (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, statements of changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2023.

New York, New York

May 3, 2026

Apimeds Pharmaceuticals US, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash & Cash Equivalents	$1,636,655	$3,455
Restricted Cash	8,000,000
Short Term Investments	2,000,000
Prepaid Expenses	2,298,704	9,602
Other Current Assets	48,500	-
Total current assets	13,983,859	13,057

Digital assets, at fair value	149,885,371	-
Long-term portion of prepaid expenses	75,485	-
Operating Lease ROU Asset	187,395
Property and Equipment, net	51,626

Total assets	$164,183,736	$13,057
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$918,649	$591,191
Accrued offering costs	500,000
Accrued interest - related party	27,952	106,643
Advance payable to related party	12,000	76,500
Notes payable - related party	500,100	250,000
Derivative Liability	1,616,913
Convertible Notes, net	7,091,263	-
Operating Lease Liability	39,578	-
Total current liabilities	10,706,455	1,024,334

Long-term liabilities
Long-Term Portion of Operating Lease Liability	129,454
Long-term convertible notes payable – related party	-	346,844
Total liabilities	10,835,909	1,371,178
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized: 7,477,017 and none issued and outstanding at December 31,2025 and 2024, respectively	74,770	-
Common stock, par value $0.01, 100,000,000 shares authorized; 12,575,983 and 7,903,850 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	125,760	79,039
Additional paid-in capital	163,540,358	2,954,764
Retained Earnings (Deficit)	(10,393,061)	(4,391,924)
Total shareholders’ equity (deficit)	153,347,827	(1,358,121)
Total liabilities and shareholders’ equity	$164,183,736	$13,057

The accompanying notes are an integral part of these consolidated financial statements.

Apimeds Pharmaceuticals US, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2025	2024

Operating expenses:
Research and development expenses	$1,632,581	$
General and administrative expenses	10,279,981		1,275,095
Total operating expenses	11,912,562		1,275,095

Loss from operations	(11,912,562)		(1,275,095)

Other income (expense)
Unrealized gain from changes in fair value of digital assets	1,812,348		-
Realized gain on sale of digital assets	4,197,394		-
Trading gains, net	97		-
Foreign currency gains/(losses), net	(521)
Change in FV of warrant liability	22,377		-
Change in FV of derivative	55,146
Interest income	107,595		2,824
Interest expense	(283,011)		(117,719)
Total other income (expense)	5,911,425		(114,895)

Net loss	$(6,001,137)		$(1,389,990)

Net loss per common share - basic and diluted	$(0.55)		$(0.18)
Weighted average common shares outstanding	10,881,907		7,903,850

The accompanying notes are an integral part of these consolidated financial statements.

Apimeds Pharmaceuticals US, Inc.

Consolidated Statement of Changes in Shareholders Equity (Deficit)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Total
Balance at December 31, 2023	-	$-	7,903,850	$79,039	$2,954,764	$(3,001,934)	$31,869
Net loss for the period ended December 31, 2024	-	-	-	-	-	(1,389,990)	(1,389,990)
Balance at December 31, 2024	-	-	7,903,850	79,039	2,954,764	(4,391,924)	(1,358,121)
Stock-based compensation - stock options	-	-	-	-	344,186	-	344,186
Stock-based compensation – common stock grants	-	-	1,000,000	10,000	1,690,000	-	1,700,000
Conversion of convertible debt - related party	-	-	297,133	2,971	496,251	-	499,222
Issuance of Representative Warrants in connection with IPO	-	-	-	-	139,388	-	139,388
Issuance of common stock in IPO (net of $1,599,060 in offering costs and warrant liability)	-	-	3,375,000	33,750	11,595,977	-	11,629,727
Issuance of Representative Warrants in connection with IPO	-	-	-	-	161,554	-	161,554
Issuance of Advisory Warrants in connection with Merger	-	-	-	-	898,300	-	898,300
Issuance of preferred stock in Merger	7,477,017	74,770			145,259,938	-	145,334,708
Net loss for the period ended December 31, 2025	-	-	-	-	-	(6,001,137)	(6,001,137)
Balance at December 31, 2025	7,477,017	$74,770	12,575,983	$125,760	$163,540,358	$(10,393,061)	$153,347,827

The accompanying notes are an integral part of these consolidated financial statements.

Apimeds Pharmaceuticals US, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31
	2025	2024
Cash flows from operating activities:
Net loss	$(6,001,137)	$(1,389,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - Common Stock Grants	1,700,000	-
Stock based compensation - stock options and warrants	1,565,806	-
Change in fair value of warrant liability	(22,377)	-
Change in fair value of derivative liability	(55,146)	-
Depreciation expense	5,706	-
Interest expense	283,010	117,719
Unrealized gain from changes in fair value of digital assets	(6,009,838)	-
Non-cash digital asset operating expenses	2,429,487	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,413,087)	1,993
Accounts payable and accrued expenses	(408,201)	536,752
Net cash used in operating activities	(8,925,777)	(733,526)

Cash flows from investing activities:
Cash from short term investments	(2,000,000)	-
Restricted cash	(8,000,000)	-
Purchases of PP&E	(57,333)	-
Cash paid to acquire operating lease	(18,363)
Cash acquired in accordance with merger	15,345	-
Net cash used in investing activities	(10,060,351)	-

Apimeds Pharmaceuticals US, Inc.

Consolidated Statements of Cash Flows

(continued)

	For the years ended December 31
	2025	2024
Cash flows from financing activities:
Cash proceeds from issuance of common stock in IPO	11,629,727	-
Proceeds from notes payable - related parties	250,100	250,000
Proceeds from PIPE convertible note	10,000,000	-
Payment of debt issuance costs	(946,000)
Cash advances from related parties	29,300	76,500
Cash advances paid to related parties	(343,800)
Net cash provided by financing activities	20,619,327	326,500

Net increase (decrease) in cash, cash equivalents	1,633,200	(407,026)
Cash, cash equivalents, beginning of period	3,455	410,481
Restricted cash	8,000,000	-
Cash, cash equivalents, and restricted cash, end of period	$9,636,655	$3,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	-

Non-cash investing and financing activities:
Net Assets Acquired in the Merger	15,347	-
Operating Lease	(18,363)	-

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	1,636,655	3,455
Restricted cash	8,000,000	-
Total cash, cash equivalents, and restricted cash	$9,636,655	$3,455

The accompanying notes are an integral part of these consolidated financial statements

Note 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Apimeds Pharmaceuticals US, Inc. (“APUS” or the “Company”) is a development-stage biopharmaceutical company incorporated in the State of Delaware as a C-Corporation. The Company is focused on the development of Apitox, a purified honeybee venom-based drug for the treatment of acute pain and inflammation associated with knee osteoarthritis. On December 1, 2025, the Company completed a merger (the “Merger”) with MindWave Innovations Inc. (“MindWave”), whereby MindWave became a wholly owned subsidiary of the Company (see Note 4). In connection with the Merger, the Company acquired digital assets, including Bitcoin (“BTC”), Tether (“USDT”), and MindWaveDAO NILA tokens (“NILA Tokens”), and assumed certain operations related to digital asset activities.

The Company operates its biopharmaceutical business through Lokahi Therapeutics Inc. (“Lokahi”), a wholly owned subsidiary. As of December 31, 2025, the Company’s corporate structure is as follows:

●	APUS — Public parent and SEC registrant (Delaware C-Corporation)

o	Lokahi Therapeutics Inc. (“The BioBusiness”) : Wholly owned subsidiary; operates the BioBusiness segment

o	MindWave Innovations Inc.: (acquired December 1, 2025); operates the digital asset segment

The Company has not yet generated revenue from its biopharmaceutical operations and is subject to the risks and uncertainties common to development-stage companies in the biotechnology industry.

Note 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lokahi Therapeutics Inc. and effective December 1, 2025, MindWave Innovations Inc. All intercompany balances and transactions have been eliminated in consolidation. The results of operations MindWave are included in the consolidated financial statements from the date of acquisition, December 1, 2025, through December 31, 2025. Prior-period amounts reflect the operations of the BioBusiness only.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the fair value of consideration transferred and net assets acquired in the Merger, the fair value of digital assets, the fair value of stock-based compensation awards, the fair value of warrants, the valuation allowance on deferred tax assets, and the assessment of the Company’s ability to continue as a going concern. Actual results could differ materially from those estimates.

(c) Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has determined that it operates as two segments: (i) the BioBusiness segment, which advances the Company’s lead product candidate, Apitox, and related preclinical and translational research activities; and (ii) the Digital Assets segment, which encompasses the Company’s digital asset holdings (Bitcoin, Tether, and NILA Tokens) acquired in connection with the MindWave acquisition and the activities associated with the MindWaveDAO ecosystem. The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews discrete financial information for each segment, including key segment expenses, and segment loss, for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The following tables present the Company’s segmented results for the years ended December 31, 2025. The Company has two reportable segments: The BioBusiness segment and the Digital Assets segment. Prior to the merger transaction (See note 4), the Company operated entirely as a biopharmaceutical entity, therefore all activity operating expenses before the date December 1, 2025, have been consolidated to the BioBusiness segment of operations. In accordance with transaction accounting (See note 4), The segmented results below reflect the results of MindWave Innovations Inc. from December 1, 2025, the date of acquisition, with all pre-acquisition equity balances eliminated in consolidation.

For the Year ended December 31, 2025

	BioBusiness Segment	Digital Asset Segment	Corporate	Consolidated
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	1,632,581	-	-	1,632,581
General and administrative	7,179,165	3,100,816	-	10,279,981
Total operating expenses	$8,811,746	$3,100,816	$-	$11,912,562
Loss from operations	(8,811,746)	(3,100,816)	-	(11,912,562)

Other income (expense), net:
Realized gain on sale of digital assets	-	4,197,394	-	4,197,394
Trading gains, net	-	97	-	97
Unrealized gain on digital assets	-	1,812,348	-	1,812,348
Change in FV of derivative	-		55,146	55,146
Change in FV of warrant liability	-		22,377	22,377
Interest income	-		107,595	107,595
Interest expense	-		(283,011)	(283,011)
Foreign currency transaction loss	-	(521)	-	(521)
Total other income (expense), net	$-	$6,009,317	$(97,867)	$5,911,425
Net loss	$(8,811,746)	$2,908,502	$(97,867)	$(6,001,137)

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents consist primarily of amounts held in demand deposit accounts.

(e) Digital Assets

Digital assets consist of Bitcoin (“BTC”), Tether (“USDT”), and MindWaveDAO NILA tokens (“NILA Tokens”). Effective upon the adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets, the Company accounts for in-scope crypto assets that meet the definition of an intangible asset and are fungible as follows:

●	BTC — Measured at fair value with changes in fair value recognized in the consolidated statement of operations within “Unrealized gain (loss) on digital assets.” BTC meets the criteria of ASU 2023-08 and is classified within Level 1 of the fair value hierarchy based on quoted prices in active markets.

●	USDT — Tether is a stablecoin pegged to the U.S. dollar. The Company measures USDT at fair value and classifies USDT within Level 1 of the fair value hierarchy based on quoted prices on active cryptocurrency exchanges. Because USDT is designed to maintain a stable value relative to the U.S. dollar, changes in fair value are generally not material.

●	NILA Tokens — The NILA Tokens are utility tokens issued within the MindWaveDAO ecosystem. NILA Tokens trade on a limited number of centralized cryptocurrency exchanges, primarily the NILA/USDT trading pair. The Company measures NILA Tokens at fair value and classifies them within Level 2 of the fair value hierarchy based on quoted prices for identical or similar assets in markets that are not considered active due to the limited number of trading venues and relatively low trading volume. Gains and losses realized upon the sale of NILA Tokens are recognized within “Realized gain (loss) on sale of digital assets” in the consolidated statement of operations. Unsold NILA Tokens are remeasured at fair value at each reporting date, with unrealized changes recognized within “Unrealized gain (loss) on digital assets” in the consolidated statement of operations.

The Company is not a broker-dealer, exchange, or investment company. Digital asset activities are limited to the holding, sale, and conversion of tokens acquired in the Merger accordingly, the digital assets are classified as noncurrent in the accompanying consolidated balance sheet.

(f) Fair Value Measurements

The Company follows a three-level hierarchy for fair value measurements as follows:

Level 1 Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date

Level 2 Observable inputs other than quoted prices in Level 1

Level 3 Unobservable inputs requiring management estimates

(g) Mergers and Acquisitions

The Company accounts for mergers and acquisitions in accordance with ASC 805, Business Combinations. Under this standard, the Company determines whether the acquiree meets the requirements to constitute a business in accordance with ASC 805-10-55-5A. If the acquiree meets the requirements to constitute a business, the acquisition method of accounting is applied, whereby the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. The identifiable assets acquired and liabilities assumed are recognized at their estimated fair value at the acquisition date. Regarding the merger transaction dated December 1, 2025, the acquiree, MindWave Innovations Inc, maintains substantially all fair value of gross assets in a singular identifiable asset category. Therefore, the transaction is accounted for as an asset acquisition wherein the fair value of the net assets assumed by the company was determined to be equivalent to the Series A Convertible Preferred Stock issued as consideration. In accordance with an asset acquisition, no goodwill was recorded (See note 4).

(h) Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value of equity awards measured at the grant date and recognized as expense over the requisite service period. Stock-based compensation issued to the employees of subsidiaries is recognized as a capital contribution from the Company to the respective subsidiaries (See note 8).

(i) Warrants

The Company classifies warrants as either equity or liabilities. Warrants that are indexed to the Company’s own stock and meet the criteria for equity classification are recorded in stockholders’ equity. Warrants previously classified as liabilities are measured at fair value each reporting period, with changes recognized within “Change in fair value of warrant liabilities” in the consolidated statement of operations.

(j) Revenue Recognition

The Company has not generated revenue from its biopharmaceutical operations. Proceeds from the sale of cryptocurrencies maintained by the Company, inclusive of USDT; BTC; and NILA Tokens, are recognized as realized gains or losses on sale of digital assets and are not considered revenue.

(k) Leases

The Company classifies its leases as either operating or financing. For operating leases with terms greater than 12 months, at the commencement date, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability. The lease liability is measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate when the rate implicit in the lease is not readily determinable. For finance leases, the Company will recognize an asset as property and equipment and a corresponding liability.

(l) Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

(m) Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similarly, except that the denominator includes potentially dilutive securities when their effect is dilutive. For all periods presented, diluted loss per share is the same as basic loss per share because the Company was in a net loss position, and the inclusion of potentially dilutive securities would be anti-dilutive.

(n) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits and digital assets. Cash is maintained at financial institutions in amounts that may exceed federally insured limits. The Company has not experienced any losses on such accounts.

(o) Deferred Offering Costs

Costs directly attributable to a proposed offering of equity securities are deferred and recorded as an asset and charged against the proceeds of the offering. In the event debt offering costs are deferred, the unamortized balance is reflected as a debt discount to the principal value of the debt issued. If the offering is abandoned, deferred offering costs are charged to expense (See note 7).

Note 3 GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. For the year ended December 31, 2025, the Company reported a net loss of $6,001,137 and used cash in operations of $8,925,777. As of December 31, 2025, the Company had an accumulated deficit of $10,393,061, cash and cash equivalents of $1,636,655, and working capital of $3,277,403. The measurement of working capital for The Company excludes the fair value of aggregate digital assets, primarily consisting of Bitcoin, and is not subject to liquidity and volatility risks consistent with cryptocurrency with regards to working capital. The Company has not generated revenue from its biopharmaceutical operations and expects significant manufacturing costs in association with continued development of the BioBusiness’ lead asset, Apitox, to be incurred in the first quarter and onward into 2026. The Company does receive proceeds in the form of USDT from the sale of NILA tokens, which are used, in part, to satisfy select operating expenses directly related to the digital asset segment of the business. However, these proceeds are not sufficient to sustain the Company’s operations for the twelve months following issuance of these financial statements. In addition, proceeds from the PIPE convertible note offering have been dispersed with allocation described within (see note 7). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to mitigate these conditions include: (i) continuing sales of NILA Tokens for USDT to ensure immediate liquidity to digital asset operations (ii) pursuing access to future PIPE convertible note proceeds; (iii) seeking additional equity or debt financing; and (iv) implementing cost reduction measures. There can be no assurance that the Company will be successful in implementing these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 ACQUISITION OF MINDWAVE INNOVATIONS

Description of the Transaction

On December 1, 2025, Apimeds Pharmaceuticals US, Inc, a Delaware corporation (the Company or “Apimeds”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Apimeds Merger Sub, Inc., a Delaware corporation, (ii) MindWave Innovations Inc, a Delaware corporation (“MindWave”), (iii) Lokahi Therapeutics, Inc., a Nevada corporation, and (iv) Erik Emerson, solely in his capacity as representative for the BioBusiness. Unless otherwise defined herein, the capitalized terms used below are defined in the Merger Agreement. On December 10, 2025, the Merger Agreement was amended to correct scrivener’s errors in the original document.

Pursuant to the terms and conditions of the Merger Agreement, a certificate of merger (the “Certificate of Merger”) was filed with the Secretary of State of the State of Delaware (the “DE SOS”) (such time of the filing of the Certificate of Merger, the “Effective Time”), in accordance with the General Corporation Law of the State of Delaware (the “DGCL”). Pursuant to the Certificate of Merger, Merger Sub was merged with and into the MindWave (the “Merger”), with the MindWave surviving the Merger as the Surviving Corporation. As a result of the Merger, the Company MindWave became a direct wholly owned subsidiary of the Company. At the Effective Time, all the property, rights, privileges, powers and franchises of MindWave and Merger Sub were vested in Apimeds Pharmaceuticals US, the Surviving Corporation, and all the debts, liabilities and duties of the MindWave and Merger Sub became the debts, liabilities and duties of the Surviving Corporation. The Closing occurred simultaneously with the execution and delivery of the Merger Agreement on the Closing Date.

The Company determined that it is the accounting acquirer in the transaction as the consideration issued does not provide MindWave with voting control of the combined entity, MindWave does not have the ability to appoint members to the Company’s board of directors, and the senior management of the Company remains largely intact following the transaction.

In applying the concentration test practical expedient under ASC 805-10-55-5A, the Company determined that substantially all the fair value of MindWave’s gross assets, approximately 99.9%, is concentrated in digital assets, which represents a group of similar identifiable assets. Accordingly, the acquired set does not meet the definition of a business, and the transaction has been accounted for as an asset acquisition under ASC 805-50.

The assets and liabilities of MindWave at the acquisition date were determined to approximate fair value, as the digital assets held by MindWave are measured at fair value and remeasured each reporting period through earnings, and the remaining assets and liabilities are short-term in nature such that their carrying values approximate fair value.

Consideration Transferred

As the transaction was consummated through the issuance of non-cash consideration in the form of Series A Convertible Preferred Stock, which is not publicly traded and does not have a readily determinable market value, the Company measured the transaction using the more readily determinable fair value of the net assets acquired in accordance with ASC 805-50-30-2.

Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the Closing Date. Because the transaction was deemed an asset acquisition, as seen in “Description of the Transaction” no goodwill was recorded.

Fair Value at December 1, 2025
Assets acquired:
Cash and cash equivalents	$15,345
Digital assets: BTC	90,838,200
Digital assets: USDT	4,662,517
Digital assets: NILA Tokens	50,804,304
Other assets	1,002
Total identifiable assets acquired	146,321,367

Liabilities assumed:
Accounts payable and accrued liabilities	$669,570
Other liabilities	316,090
Total liabilities assumed	985,659

Net identifiable assets acquired	145,335,708
Goodwill	-
Total consideration transferred	$145,335,708

The allocation of the purchase price is based on management’s assessment of the fair values of the identifiable assets acquired and liabilities assumed as of the Closing Date.

Non-Cash Consideration Disclosure

Pursuant to the terms and conditions of the Merger Agreement, Series A Convertible Preferred Stock was issued to the respective owners of MindWave Innovations. Being a non-cash transaction, the company used the fair value of the net assets acquired by the company at the closing date of the merger, December 1, 2025, to measure the consideration as the fair value of the assets was readily determinable.

The issuance of 7,477,017 shares of Series A Convertible Preferred Stock with an aggregate fair value of $145,335,708 in connection with the Merger represents a non-cash investing and financing activity and is disclosed in the supplemental schedule of non-cash activities accompanying the consolidated statement of cash flows.

The digital assets acquired in the Merger with an aggregate fair value of $146,305,021 (consisting of BTC $90,838,200, USDT $4,662,517, and NILA Tokens $50,804,304) represent non-cash assets acquired in a business combination.

Note 5 DIGITAL ASSETS AND TOKEN ACTIVITIES

As a result of the Merger, the Company acquired digital assets consisting of BTC, USDT, and NILA Tokens on December 1, 2025. The Company holds digital assets primarily for liquidity and volatility mitigation purposes and is not a broker-dealer, exchange, or investment company.

Digital Asset Holdings

Activity During the Period (December 1, 2025, through December 31, 2025)

	BTC	USDT	NILA Tokens	Total
Balance acquired in Merger (12/1/2025)	$90,838,200	4,662,517	50,804,304	146,305,021
Tokens sold (NILA for USDT)	$-	1,822,115	(4,251,507)	(2,429,392)
Realized gain (loss) on sale of NILA Tokens	$-	-	4,197,394	4,197,394
Unrealized gain (loss) recognized	$(2,519,250)	-	4,331,598	1,812,348
Balance at December 31, 2025	$88,318,950	6,484,632	55,081,789	149,885,371

Realized Gains and Losses

During the period from December 1, 2025, through December 31, 2025, the Company sold 4,251,507 NILA Tokens for aggregate proceeds of 1,822,115 USDT (approximately $1,822,115). Realized gains and losses on the sale of digital assets are presented within “Realized gain (loss) on sale of digital assets” in the consolidated statement of operations.

Unrealized Gains and Losses

For the period from December 1, 2025, through December 31, 2025, the Company recognized unrealized gains (losses) on digital assets of $1,812,348, presented within “Unrealized gain (loss) on digital assets” in the consolidated statement of operations.

Custody and Risks

The Company is exposed to risks inherent in digital asset holdings, including price volatility, cybersecurity risks, regulatory uncertainty, and concentration risk. The Company does not insure its digital asset holdings against loss or theft. USDT is a stablecoin that seeks to maintain a 1:1 peg with the U.S. dollar. The Company is exposed to the risk that USDT could trade materially below its pegged value, that the USDT issuer (Tether Limited) may not maintain adequate reserves, or that regulatory actions could affect the redeemability or value of USDT.

NILA Tokens trade on a limited number of centralized cryptocurrency exchanges. The Company is exposed to liquidity risk, as there can be no assurance that the Company will be able to sell NILA Tokens at prices equal to or exceeding their carrying value. Daily trading volumes for NILA Tokens have historically been modest, and significant sales by the Company could adversely affect the trading price.

Cash Flow Statement Presentation

Proceeds from sales of digital assets are presented within investing activities in the consolidated statement of cash flows. Non-cash changes in the fair value of digital assets are reconciling items in the operating activities section.

FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets — BTC	$88,318,950	-	-	88,318,950
Digital assets — USDT	$6,484,632	-	-	6,484,632
Digital assets — NILA Tokens	$-	55,081,789	-	55,081,789
Total assets at fair value	$94,803,582	55,081,789	-	149,885,371

Liabilities:
Warrant liabilities	-	-	-	-
Derivative liability	$-		1,616,913	1,616,913
Total liabilities at fair value	$-	-	-	1,616,913

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

Level 2 Valuation — NILA Tokens

NILA Tokens are classified within Level 2 of the fair value hierarchy. The fair value of NILA Tokens is determined using quoted prices for the NILA/USDT trading pair on centralized cryptocurrency exchanges. Although NILA Tokens have observable pricing on exchanges including LBank, the limited number of trading venues (two exchanges as of December 31, 2025) and relatively modest daily trading volume (ranging from approximately $200,000 to $350,000 in 24-hour volume) indicate that the market does not meet the “active market” threshold required for Level 1 classification. Management considers the exchange-quoted prices to represent observable market inputs that are corroborated by transaction data, supporting Level 2 classification.

Level 3 Valuation — Derivative Liability

The derivative liability associated with the variable conversion feature of the PIPE convertible note is classified within Level 3 of the fair value hierarchy. The fair value is determined using a Monte Carlo simulation wherein a probability-weighted scenario analysis incorporating the Company’s stock price, expected volatility, remaining term of the note, and the contractual 20% discount to the minimum volume-weighted average price over a five-day lookback period is run. Changes in the fair value of the derivative liability are recognized in other income (expense) in the consolidated statements of operations.

Level 3 Roll forward — Derivative Liability

Beginning Balance - December 31, 2024	$-
Initial Recognition upon Issuance	1,672,059
Re-measurement adjustments:
Change in fair value of derivative liability	(55,146)
Ending balance – December 31, 2025	$1,616,913

The change in fair value of derivative liability recognized in earnings during the year ended December 31, 2025, was $55,146 and is included in “Change in FV of derivative liability” in the consolidated statement of operations.

Level 3 Roll forward — Warrant Liabilities

Beginning Balance - December 31, 2024	$-
Advisor warrant liability incurred in connection with the IPO	183,931
Re-measurement adjustments:
Change in fair value of warrant liability	(22,377)
Re-classification to equity upon issuance of warrants	(161,554)
Ending balance – December 31, 2025	$-

The change in fair value of warrant liabilities recognized in earnings during the year ended December 31, 2025 (prior to reclassification) was $22,377 and is included in “Change in FV of warrant liability” in the consolidated statement of operations.

Note 6 DEBT AND FINANCING ARRANGEMENTS

Convertible Notes

In connection with the merger, the company executed a securities purchase agreement on December 1, 2025, of an aggregate maximum principal amount equal to $129,000,000 to be assigned in tranches, when or if the company desires to exercise said tranches. Each note is issued in the form of senior secured convertible notes to be converted into common shares of the company stock at any time the investor (“the buyer”) elects to do so.

On the date December 8, 2025, the company executed the first, and only, senior secured convertible note (“the note”) in connection with the securities purchase agreement disclosed herein for a principal amount of $10,900,000. The gross issuance of the note was equal to $10,000,000, of which, the company recorded issuance costs of $1,446,000 (inclusive of $500,000 deferred offering costs) and a derivative liability addressing variable conversion terms equivalent to $1,672,059 upon issuance of the note. The note maintains an issuance date of December 8, 2025 and a maturity date one year from issuance, December 8, 2026. Upon issuance, the Company disbursed a total amount of $1,104,000 to its respective subsidiary, MindWave Innovations, and currently holds an amount of $8,000,000 in an investor-controlled Deposit Account Control Agreement wherein the Company does not possess the ability to actively draw upon the dollar amount described. This total of $8,000,000 is disclosed on the financial statements as restricted cash, given the funding has not been released to the Company as of December 31, 2025, or the subsequent period thereafter. In accordance with one year maturity, the note net of issuance costs, derivative, and original issue discount, are recorded as a current liability.

Related Party Notes

On the date March 21, 2025, the Company was issued an unsecured promissory note in the principal amount of $250,000 by Inscobee Inc. (“Inscobee”), a stockholder of the Company. The note bears interest at a rate of 5% per annum, with principal and accrued interest due and payable on May 19, 2026. The note is prepayable by the Company at any time without penalty. The note is classified as a current liability on the consolidated balance sheet based on the May 19, 2026 maturity date. The note is in addition to two notes issued by the same party in the previous year of 2024, combining to an aggregate principal amount of $500,100 as of December 31, 2025.

At December 31, 2025, the company had an advance payable to its CEO of $12,000 reflected as advance payable related party on the accompanying consolidated balance sheet.

Note 7 STOCKHOLDERS’ EQUITY

Authorized Capital

As of December 31, 2025, the Company’s authorized capital stock consisted of:

Class	Shares Authorized	Par Value
Common Stock	100,000,000	0.001
Preferred Stock	10,000,000	0.001

Of the authorized preferred stock, 7,477,017 shares have been designated as Series A Convertible Preferred Stock.

Common Stock

As of December 31, 2025, and the subsequent period thereafter, there were 12,575,983 shares of common stock issued and outstanding.

Series A Convertible Preferred Stock

In connection with the Merger (see Note 4), on December 1, 2025, the Company issued 7,477,017 shares of Series A Convertible Preferred Stock to the former stockholders of MindWave Innovations. The aggregate fair value of the Series A Preferred Stock was equivalent to the fair value of the net assets acquired from MindWave. The material terms of the Series A Preferred Stock are as follows:

●	Conversion: Each share of Series A Preferred Stock is convertible into 20 shares of common stock, which convert automatically upon majority shareholder approval.

●	Voting rights: The Series A Preferred Stock does not maintain any voting rights.

●	Redemption: The Preferred Stock issued is not redeemable

The Company evaluated the Series A Preferred Stock under ASC 480 and determined that the instrument is classified in permanent equity based on the terms of the Merger. The issuance of 7,477,017 shares of Series A Preferred Stock at an aggregate fair value of $145,335,708 represents a non-cash financing activity and is disclosed in the supplemental schedule of non-cash activities.

Note 8 STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company maintains the 2024 Equity Incentive Plan (the “Plan”), under which the Company may grant stock options, restricted stock units, and other equity awards to employees, directors, and consultants. As of December 31, 2025, 2,096,679 shares were authorized for issuance under the Plan, of which 1,096,679 shares were granted in the form of stock options, and 1,000,000 shares were issued to executives in the form of common stock. The Plan currently maintains 0 shares available for issuance.

Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Issued and outstanding, December 31, 2024	213,692	$7.33	4.45
Granted	1,096,679	$1.94	9.70
Exercised	-	-	-
Forfeited/Expired	-	-	-
Issued and outstanding, December 31, 2025	1,310,371	$2.82	8.85
Exercisable at December 31, 2025	432,645	$4.57	7.04

Stock-Based Compensation Expense

	Year Ended	Year Ended
	12/31/2025	12/31/2024
Research and development	$468,329	$-
General and administrative	1,575,857	69,993
Total stock-based compensation	$2,044,186	$69,993

As of December 31, 2025, total unrecognized compensation cost related to unvested awards was $1,121,242, which is expected to be recognized over a weighted-average period of 2.56 years.

Parent Awards to Subsidiary Employees

Certain equity awards of the Company have been granted to employees who are now employees of Lokahi Therapeutics (“the BioBusiness”). Because there is no recharge arrangement (an agreement in which the subsidiary reimburses the parent for the cost of stock-based awards granted to the subsidiary’s employees), between the Company and the BioBusiness, the Company recognizes the stock-based compensation expense associated with these awards in its consolidated statement of operations. In the standalone financial statements of Lokahi, the expense is offset by a corresponding capital contribution from the Company. For the year end December 31, 2025, stock-based compensation of $38,055 was attributable to Lokahi employees.

Note 9 WARRANTS

Outstanding Warrants

As of December 31, 2025, the following warrants were outstanding:

Description	Shares	Exercise Price	Classification
Representative Warrants	168,750	5.00	Equity
Representative Warrants	202,500	4.00	Equity
Advisory Warrants	745,663	1.78	Equity
Total	1,116,913

Reclassification from Liabilities to Equity

During the year ended December 31, 2025, the Company reclassified warrants previously classified as liabilities to stockholders’ equity. Prior to the reclassification, the warrants were measured at fair value at each reporting date in accordance with ASC 815-40, with changes in fair value recognized within “Change in fair value of warrant liabilities” in the consolidated statement of operations. The reclassification occurred on August 5, 2025, as a result of official issuance. On the date of reclassification, the warrants had a fair value of $161,554, which was reclassified from warrant liabilities to additional paid-in capital.

Fair Value Changes Prior to Reclassification

For the year ended December 31, 2025, the Company recognized a loss of $22,377 related to the change in fair value of warrant liabilities (from January 1, 2025, through the reclassification date). This amount is included within “Change in fair value of warrant liabilities” in the consolidated statement of operations.

Note 10 Net Loss Per Share

The Company’s basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Series A convertible preferred shares, senior secured convertible notes, stock options, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period.

The following table encapsulates all potential shares of common stock that were excluded from the computation of weighted-average diluted shares.

Common Share Equivalents
Series A convertible preferred shares (1:20 conversion ratio)	149,540,340
Stock options	512,620
Warrants	1,116,913
PIPE convertible note	8,307,927
Total anti-dilutive shares excluded	159,477,800

Note 11 LEASES

Operating Lease

On December 12, 2025, the Company entered into an operating lease for office space located in San Diego California, United States. The lease has a term of 3 years, commencing on January 1, 2026, and expiring on December 31, 2028. The lease provides for monthly base rent of $5,940.90, subject to annual escalation of 3%. The Company’s incremental borrowing rate used to discount the lease liability was 5%.

As of December 31, 2025, the Company had made only the initial signing payment of $18,362. Remaining future lease payments had not yet commenced.

Balance Sheet Classification

Operating Lease

December 31, 2025
Right-of-use asset, net	$187,395
Lease liability — current	$39,578
Lease liability — non-current	129,454
Total lease liability	$169,032

Lease Cost

Year Ended 12/31/2025
Operating lease cost	$-
Short-term lease cost	-
Total lease cost	$-

Future Minimum Lease Payments

Year Ending December 31, 2025	Amount
2026	$47,527
2027	67,310
2028	69,330
Thereafter	-
Total undiscounted lease payments	184,167
Less: imputed interest	(15,135)
Present value of lease liabilities	$169,032

Supplemental Information

Year Ended 12/31/2025
Cash paid for amounts included in lease liabilities	$-
Weighted-average remaining lease term (years)	2.9
Weighted-average discount rate	5.0%

Note 12 RELATED PARTY AND INTERCOMPANY TRANSACTIONS

Related Party Transactions

On March 21, 2025, the Company received $250,000 in loan proceeds from Inscobee Inc. (“Inscobee”), a majority stockholder of the Company, pursuant to an unsecured promissory note maturing on December 31, 2026. See note 7 for additional information regarding terms and conditions.

During the year, an officer of the Company advanced the Company $250,000 the Company repaid this amount in full. At December 31, 2025, the Company owed this officer $12,000 for additional unreimbursed expenses.

Note 13 INCOME TAXES

Income Tax Expense (Benefit)

The Company recorded income tax expense (benefit) of $0 for the year ended December 31, 2025.

Effective Tax Rate Reconciliation

The Company adopted Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures,” on a retrospective basis within its annual reporting for the year ended December 31, 2025. The adoption of ASU 2023-09 resulted in enhanced disclosures related to the effective tax-rate reconciliation, including additional disaggregation requirements prescribed by the standards.

During 2025, the Company elected accelerated amortization under the transition provisions of the One Big Beautiful Bill Act for previously capitalized domestic research and experimental expenditures. As a result of accelerating the deduction of the remaining $252,981 of capitalized costs, the related deferred tax asset was fully reversed during the year.

	For the years ended December 31,
	2025		2024
U.S. Federal statutory tax rate	(1,260,238)	21.0%	$(291,898)	21.0%
State and local income tax, net of federal income tax effect
New Jersey	(295,523)	4.9%	(62,529)	4.5%
Valuation allowance	295,523	-4.9%	62,529	-4.5%
Changes in valuation allowances	1,209,037	-20.0%	278,165	-20.0%
Nontaxable or nondeductible items
Accretion expense	52,322	-0.9%	16,790	-1.2%
Other	1,665	0.0%	172	0.0%
Other Adjustments
Intangible true-up	(2,786)	0.1%	(3,228)	0.2%
Income tax	$-	0.0%	$-	0.0%

Deferred Tax Assets and Liabilities

	For the years ended December 31,
	2025	2024
Net operating loss carry forwards	$2,470,869	$741,321
Stock based compensation	685,998	151,750
Accruals	(0)	182,509
Capitalized research and development	-	66,117
Intangible assets	1,776	(824)
Fixed Assets	(14,496)	-
Right of use assets	(4,799)	-
Change in fair value of digital assets	(473,657)	-
Change in fair value of warrant liabilities	(5,848)	-
Change in fair value of derivatives	(14,412)	-
Total deferred tax assets	2,645,231	1,140,873
Valuation allowance	(2,645,231)	(1,140,873)
Net deferred tax assets	$-	$-

The Company has cumulative federal net operating losses of $9,473,032 and state net operating losses of $9,377,473 which do not expire but are subject to an 80% utilization against future taxable income.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2025, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2025 and 2024. The Company did not recognize any interest or penalties during the 2025 fiscal year related to unrecognized tax benefits.

Note 14 COMMITMENTS AND CONTINGENCIES

License Agreement

On August 2, 2021, the Company entered into a business agreement with Apimeds Korea. Under the agreement, the Company received the right to continue any clinical trial and acquire the permits and approval necessary from the U.S. Food and Drug Administration. The Company will pay Apimeds Korea a royalty of 5% of the earnings before interest and taxes, delivered from the sale or license of Apitox less any credits and charges, however, the royalty terms shall not apply when shares of the Company are transferred or sold through merger, acquisition, or share transfer agreement to a third party. On October 12, 2021, the Company entered into an exclusive patent license agreement with Apimeds Korea, a shareholder of the Company. Under the agreement, the Company was granted the exclusive right and license under the licensed patents to make and sell the licensed products in the United States of America. The agreement commenced on the effective date and shall remain in force for each licensed product on a licensed product-by-licensed-product basis for rights and obligations concerning the licensed patent, until the expiration of the last to expire valid claim of a licensed patent. The total consideration exchanged for the exclusive license agreement was $1.

Legal Proceedings

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2025, the Company was not a party to any legal proceedings that management believes would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Future Commitments

During the year ended December 31, 2025, the Company entered into an agreement to accumulate a prepaid balance with its respective Clinical Research Organization, Prevail InfoWorks Inc, pertaining to future clinical trial execution. The total remaining obligation associated with this agreement is $1,065,405 as of December 31, 2025.

During the year ended December 31, 2025 the Company entered into an agreement with Piramal Pharma Solutions, Inc. to manufacture clinical trial material for its lead Biopharmaceutical asset, Apitox.

The Company holds customary employment agreements with its key executives. These employment agreements provide for compensation in the form of salary, employee benefits, stock compensation, discretionary bonuses. The contract in place for the President of Lokahi Therapeutics (“The BioBusiness”) includes a severance package equivalent to twenty four (24) months of salary and benefits, or $1,000,000. These employment agreements have been assigned to the BioBusiness, Lokahi Therapeutics.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and officers. Under these agreements, the Company may be required to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service. The Company has not incurred material costs related to these indemnification provisions and has not accrued any liabilities related to such obligations as of December 31, 2025.

Note 14 SUBSEQUENT EVENTS

The Company has evaluated subsequent events the date on which the consolidated financial statements were available to be issued.

●	Pursuant to the securities purchase agreement outlined in note 6, the company expects to continue funding operations through the execution of additional convertible notes in accordance with the maximum aggregate principal to fund operations of the parent, and its respective subsidiaries.

●	On March 30, 2026, the BioBusiness issued a $1,000,000 secured promissory note (“The 2026 Promissory Note”) to Keren Eliyahu Charitable Trust. The 2026 Promissory Note bears a non-compounding return (“The Repayment Amount”) equivalent to one hundred and ten percent (110%) of the principal amount. The 2026 Promissory Note maintains a maturity date of May 15, 2026, upon which, the Repayment Amount of $1,100,000 shall be due. As collateral within the agreement, the BioBusiness has pledged it’s Certificate of Deposit (“The CD”) having a value equal to or greater than $1,700,000 towards payment of the aggregate principle and interest on the 2026 Promissory Note.

●	On February 5, 2026, MindWave issued a $750,000 intercompany note (“The Interco Note”) to the BioBusiness. The Interco Note bears zero percent interest in the event that the principal amount of $750,000 is paid in full to the BioBusiness no longer than 10 days following the preferred share conversion (see note 4). Upon a failure to repay the Interco Note principal amount in full within the time window provided, the note will then bear an eight percent (8%) interest rate per annum.

●	On April 24, 2026, the Company and its respective subsidiaries entered into a Settlement Agreement which resolves all outstanding disputes among related parties. Pursuant to the Settlement Agreement, the Company plans to issue 2,515,194 shares of common stock to investment banking advisory partners.