Form 10-Q
period 2026-03-31
Apimeds Pharmaceuticals US, Inc.
filed 2026-05-26
CIK 1894525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 26, 2026, there were 15,091,177 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apimeds Pharmaceuticals US, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash & Cash Equivalents	$979,534	$1,636,655
Restricted Cash	8,000,000	8,000,000
Short Term Investments	1,500,000	2,000,000
Prepaid Expenses	2,625,169	2,298,704
Other Current Assets	48,500	48,500
Total current assets	13,153,203	13,983,859

Digital assets, at fair value	127,815,173	149,885,371
Long-term portion of prepaid expenses	22,410	75,485
Operating Lease ROU Asset, net	171,779	187,395
Property and Equipment, net	56,592	51,626
Total assets	$141,219,157	$164,183,736
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,978,190	$918,649
Accrued offering costs	575,000	500,000
Accrued interest - related party	36,339	27,952
Advance payable to related party	12,000	12,000
Notes payable - related party	500,100	500,100
Notes payable, net	920,000
Derivative Liability	1,568,634	1,616,913
Convertible Notes, net	7,942,281	7,091,263
Operating Lease Liability	52,339	39,578
Total current liabilities	14,584,883	10,706,455

Long-term liabilities
Long-Term Portion of Operating Lease Liability	118,815	129,454
Total liabilities	$14,703,698	$10,835,909
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized: 7,477,017 issued and outstanding on March 31, 2026, and December 31, 2025,	74,770	74,770
Common stock, par value $0.01, 100,000,000 shares authorized; 12,575,983 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	125,760	125,760
Common shares to be issued	8,113,318
Additional paid-in capital	163,654,524	163,540,358
Accumulated Deficit	(45,452,913)	(10,393,061)
Total shareholders’ equity	126,515,459	153,347,827
Total liabilities and shareholders’ equity	$141,219,157	$164,183,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Apimeds Pharmaceuticals US, Inc

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	March 31,
	2026	2025

Operating expenses:
Research and development expenses	$901,144	$-
General and administrative expenses	11,284,550	364,368
Total operating expenses	12,185,694	364,368

Loss from operations	(12,185,694)	(364,368)

Other income (expense)
Unrealized gain (loss)from changes in fair value of digital assets	(22,078,601)	-
Realized gain on sale of digital assets	15,100	-
Trading gains, net	2,029	-
Foreign currency gains/(losses), net	(1,567)	-
Change in FV of warrant liability	-	-
Change in FV of derivative	48,279	-
Interest income	7	3
Interest expense	(859,405)	(38,032)
Total other income (expense)	(22,874,158)	(38,029)

Net loss	$(35,059,852)	$(402,397)

Net loss per common share - basic and diluted	$(2.26)	$(0.05)
Weighted average common shares outstanding	15,513,389	7,903,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Apimeds Pharmaceuticals US, Inc

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Shares to be Issued		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Total
Balance at December 31, 2025	7,477,017	$74,770	12,575,983	$125,760	-	$-	163,540,358	$(10,393,061)	$153,347,827
Net loss for the period ended March 31, 2026	-	-	-	-	-	-	-	(35,059,852)	(35,059,852)
Stock compensation expense	-	-	-	-	-	-	114,166	-	114,166
Shares committed for issuance in connection with advisory agreement	-	-	-	-	4,558,044	8,113,318	-	-	8,113,318
Balance at March 31, 2026	7,477,017	74,770	12,575,983	125,760	4,558,044	8,113,318	163,654,524	(45,452,915)	126,515,459

Balance at December 31, 2024	-	$-	7,903,850	$79,039	-	$-	2,954,764	$(4,391,924)	$(1,358,121)
Net loss for the period ended March 31, 2025	-	-	-	-	-	-	-	(402,397)	(402,397)
Balance at March 31, 2025	-	-	7,903,850	79,039	-	-	2,954,764	(4,794,321)	(1,760,518)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Apimeds Pharmaceuticals US, Inc

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(35,059,852)	$(402,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - Option grants	114,166	-
Advisory Shares committed for issuance	8,113,318
Depreciation & Amortization expense	20,044	-
Change in fair value of derivative liability	(48,279)	-
Interest expense	8,387	11,256
Accretion on Convertible notes	851,018	26,776
Unrealized gain from changes in fair value of digital assets	22,061,472	-
Non-cash digital asset operating expenses	8,726	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(273,390)	40
Accounts payable and accrued expenses	2,134,541	344,012
Operating lease liability	2,122	-
Net cash used in operating activities	$(2,067,727)	$(20,313)

Cash flows from investing activities:
Redemption of short term investments	500,000	-
Purchases of PP&E	(9,394)	-
Net cash provided by investing activities	$490,606	$-

Cash flows from financing activities:
Proceeds from notes payable	995,000	250,000
Payment of issuance costs	(75,000)	-
Cash advances from related parties	-	17,200
Net cash provided by financing activities	$920,000	$267,200

Net increase (decrease) in cash, cash equivalents and restricted cash	(657,121)	246,887
Cash and cash equivalents, beginning of period	1,636,655	3,455
Restricted cash	8,000,000	-
Cash, cash equivalents, and restricted cash, end of period	$8,979,534	$250,432

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	979,534	250,432
Restricted cash	8,000,000	-
Total cash, cash equivalents, and restricted cash	$8,979,534	$250,432

The accompanying notes are an integral part of these unaudited condensed Consolidated financial statements.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Business Description

Apimeds Pharmaceuticals US, Inc. (“APUS” or the “Company”) is a development-stage biopharmaceutical company incorporated in the State of Delaware as a C-Corporation. The Company is focused on the development of Apitox, a purified honeybee venom-based drug for the treatment of acute pain and inflammation associated with knee osteoarthritis. On December 1, 2025, the Company completed a merger (the “Merger”) with MindWave Innovations Inc. (“MindWave”), whereby MindWave became a wholly owned subsidiary of the Company. In connection with the Merger, the Company acquired digital assets, including Bitcoin (“BTC”), Tether (“USDT”), and MindWaveDAO NILA tokens (“NILA Tokens”), and assumed certain operations related to digital asset activities.

The Company operates its biopharmaceutical business through Lokahi Therapeutics Inc. (“Lokahi”), a wholly owned subsidiary. As of December 31, 2025, the Company’s corporate structure is as follows:

APUS — Public parent and SEC registrant (Delaware C-Corporation)

Lokahi Therapeutics Inc. (“The BioBusiness”): Wholly owned subsidiary; operates the BioBusiness segment

MindWave Innovations Inc.: (acquired December 1, 2025): Wholly owned subsidiary; operates the Digital Asset segment

The Company has not yet generated revenue from its biopharmaceutical operations and is subject to the risks and uncertainties common to development-stage companies in the biotechnology industry. The success of the Company is dependent on both obtaining the necessary regulatory approvals of its BioBusiness product candidates, and the continuation of the Digital Asset segment, including the accumulation of Bitcoin (“BTC”), Tether (“USDT”), and market adoption of its MindWaveDAO blockchain (“The DAO”) through the sale of its native cryptocurrency, NILA tokens (“NILA”). It is not possible to predict either the outcome of future research and development, or future advancement of digital asset operations, which are subject to the natural volatility concerns of cryptocurrency.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared these unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). Except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Financial Statements included in the Annual Report for the year ended December 31, 2025 (the “Annual Report”). Accordingly, the unaudited condensed financial statements and related disclosures herein should be read in conjunction with the Annual Report.

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

Principals of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lokahi Therapeutics Inc. and MindWave Innovations Inc. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had accumulated deficit amount of $45,452,913 For the three months ended March 31, 2026, the Company incurred net losses of $35,059,852 and used cash from operations of $2,067,727. and expects to continue to incur substantial losses in the future. On December 8, 2025, the Company completed a PIPE financing (the “PIPE”) with an aggregate maximum amount of $120,900,000 drawn in tranches at the Company’s discretion if the market conditions allow. As of March 31, 2026, the Company has drawn a total amount of $10,900,000 from the PIPE (see note 6) wherein $8,000,000 in proceeds have been recorded as restricted cash. Ther can be no assurance that the Company will be able to draw funds from the PIPE at terms acceptable to it or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to, the fair value of digital assets, the determination of prepaid clinical development costs, stock-based compensation and estimates that are related to convertible instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Carrying value of cash, restricted cash and short-term investments approximates their fair value as these assets all represent cash. The tables below summarize the fair values of our financial assets and liabilities as of March 31, 2026:

As of March 31, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets — BTC	$66,552,480	-	-	66,552,480
Digital assets — USDT	$6,491,176	-	-	6,491,176
Digital assets — NILA Tokens	$-	54,771,517	-	54,771,517
Total assets at fair value	$73,043,656	54,771,517	-	127,815,173

Liabilities:
Warrant liabilities	-	-	-	-
Derivative liability	$-		1,568,634	1,568,634
Total liabilities at fair value	$-	-	-	1,568,634

As of December 31, 2025

Assets:
Digital assets — BTC	$88,318,950	-	-	88,318,950
Digital assets — USDT	$6,484,632	-	-	6,484,632
Digital assets — NILA Tokens	$-	55,081,789	-	55,081,789
Total assets at fair value	$94,803,582	55,081,789	-	149,885,371

Liabilities:
Warrant liabilities	-	-	-	-
Derivative liability	$-		1,616,913	1,616,913
Total liabilities at fair value	$-	-	-	1,616,913

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

Convertible Instruments

The Company accounts for the embedded conversion feature of its senior secured convertible note as a derivative liability in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). At the time of issuance, the Company evaluates whether the conversion feature meets the definition of a derivative under ASC 815-10 and whether it is required to be bifurcated from the host debt instrument and accounted for separately. The assessment considers whether the embedded feature is clearly and closely related to the host contract, whether the hybrid instrument is measured at fair value through earnings, and whether the feature, if freestanding, would meet the definition of a derivative — including the criteria for equity classification under ASC 815-40, such as whether the feature is indexed to the Company’s own common stock and whether the Company could be required to settle the feature in a manner that precludes equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while the convertible note remains outstanding.

For embedded conversion features that meet all the criteria for equity classification under ASC 815-40, no bifurcation is required and the entire instrument is accounted for as debt. For embedded conversion features that do not meet the criteria for equity classification and otherwise meet the bifurcation requirements of ASC 815-15, the feature is bifurcated from the host debt instrument and recorded as a derivative liability at its initial fair value on the date of issuance, with the residual proceeds allocated to the host debt instrument. The derivative liability is remeasured at fair value at each subsequent balance sheet date, with changes in fair value recognized as a non-cash gain or loss in other income (expense) in the consolidated statements of operations. The fair value of the derivative liability was estimated using a Monte Carlo simulation model.

On December 8, 2025, the Company issued a senior secured convertible note with a principal amount of $10.9 million for proceeds of $10.0 million. The Company evaluated the embedded conversion feature and concluded that it did not meet the criteria for equity classification under ASC 815-40 and was required to be bifurcated and accounted for as a derivative liability. Accordingly, the Company recorded the conversion feature at its initial fair value of $1,672,059 on the issuance date, with a corresponding reduction to the carrying amount of the convertible note, and remeasures the derivative liability at fair value at each reporting date.

For the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three ended March 31, 2026:

Balance – December 31, 2025	$1,616,913
Change in fair value of derivative liability	(48,279)
Ending balance – March 31, 2026	$1,568,634

March 31, 2026 (Issuance Remeasurement)
Derivative Liability
Fair Value	$1,568,634
Valuation technique	Monte Carlo Simulation Model

In connection with the issuance of the senior secured convertible note on December 8, 2025, the Company bifurcated the embedded conversion feature and recorded it as a derivative liability with an initial fair value of $1,672,059. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value recognized in other income (expense) in the consolidated statements of operations.

During the period from issuance through December 31, 2025, the Company recognized a gain of $55,146 from the change in fair value of the derivative liability, resulting in a balance of $1,616,913 as of December 31, 2025. During the three months ended March 31, 2026, the Company recognized an additional gain of $48,279 from the change in fair value, resulting in a balance of $1,568,634 as of March 31, 2026.

The fair value of the derivative liability was estimated using a Monte Carlo simulation model, which incorporates assumptions regarding the Company’s stock price, expected volatility, risk-free interest rate, expected term, and the probability and timing of the various conversion, redemption, and contingent payment scenarios contemplated by the note.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the federal depository insurance corporation limit of $250,000. As of March 31, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Segment Information

In accordance with ASC 280, Segment Reporting, the Company operates as two segments: (i) the BioBusiness segment, which advances the Company’s lead product candidate, Apitox, and related preclinical and translational research activities; and (ii) the Digital Assets segment, which encompasses the Company’s digital asset holdings (Bitcoin, Tether, and NILA Tokens) acquired in connection with the MindWave acquisition and the activities associated with the MindWaveDAO ecosystem. The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews discrete financial information for each segment, including key segment expenses and segment loss, for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The CODM assesses each segment’s performance primarily through the analysis of operating expenses, with key categories including research and development and general and administrative expenses. Financial information provided to and utilized by the CODM is consistent with the Company’s U.S. GAAP financial statements. As of March 31, 2026, the Company has not generated any revenue from either segment. For the purposes of this disclosure, all BioBusiness activity pertaining to the three months ended December 31, 2025, and prior to BioBusiness formation as of December 1, 2025 are categorized as BioBusiness expenses given the Company operated as a singular biopharmaceutical entity predating the Merger transaction closed December 1, 2025.

The following tables presents the Company’s segmented results for the three months ended March 31, 2026 and March 31, 2025, respectfully.

For the three months ended March 31, 2026

	BioBusiness Segment	Digital Asset Segment	Corporate	Consolidated
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	901,144	-	-	901,144
General and administrative	1,378,074	1,660,921	8,245,555	11,284,550
Total operating expenses	$2,279,218	$1,660,921	$8,245,555	$12,185,694
Loss from operations	(2,279,218)	(1,660,921)	(8,245,555)	(12,185,694)

Other income (expense), net:
Realized gain on sale of digital assets	-	15,100	-	15,100
Trading gains, net	-	2,029	-	2,029
Unrealized gain (loss) on digital assets	-	(22,078,601)	-	(22,078,601)
Change in FV of derivative	-	-	48,279	48,279
Change in FV of warrant liability	-	-	-	-
Interest income	-	-	7	7
Interest expense	(2,222)	-	(857,183)	(859,405)
Foreign currency transaction loss	-	(1,567)	-	(1,567)
Total other income (expense), net	$(2,222)	$(22,063,039)	$(808,897)	$(22,874,158)
Net loss	$(2,281,440)	$(23,723,960)	$(9,054,452)	$(35,059,852)

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025

	BioBusiness Segment	Digital Asset Segment		Corporate		Consolidated
Revenue	$-		$-		$-	$-

Operating expenses:
Research and development			-		-
General and administrative	364,368		-		-	364,368
Total operating expenses	$364,368	$		$		$364,368
Loss from operations	(364,368)					(364,368)

Other income (expense), net:	-		-
Realized gain on sale of digital assets	-		-		-
Trading gains, net	-				-	-
Unrealized gain (loss) on digital assets	-		-		-	-
Change in FV of derivative	-		-		-	-
Change in FV of warrant liability	-		-		-	-
Interest income	-		-		3	3
Interest expense			-		(38,032)	(38,032)
Foreign currency transaction loss	-		-		-	-
Total other income (expense), net	$-		$-		$(38,029)	$(38,029)
Net loss	$(364,368)		$-		$(38,029)	$(402,397)

The following tables present the Company’s segmented assets as of March 31, 2026 and December 31, 2025.

As of March 31, 2026

	BioBusiness	Digital Asset
	Segment	Segment	Corporate	Consolidated
Cash & Cash Equivalents	$921,284	$55,704	$2,546	$979,534
Restricted Cash	-	-	8,000,000	8,000,000
Short Term Investments	1,500,000	-	-	1,500,000
Prepaid Expenses	2,647,579	-	-	2,647,579
Digital assets, at fair value	-	127,815,173	-	127,815,173
Other Assets	228,371	-	48,500	276,871
Total Assets	$5,297,234	$127,870,877	$8,051,046	$141,219,157

As of December 31, 2025

	BioBusiness	Digital Asset
	Segment	Segment	Corporate	Consolidated
Cash & Cash Equivalents	$1,492,054	$144,600	$-	$1,636,654
Restricted Cash	-	-	8,000,000	8,000,000
Short Term Investments	2,000,000	-	-	2,000,000
Prepaid Expenses	2,374,189	-	-	2,374,189
Digital assets, at fair value	-	149,885,371	-	149,885,371
Other Assets	239,021	-	48,500	287,521
Total Assets	$6,105,264	$150,029,971	$8,048,500	$164,183,736

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

The Company considers all cash balances in which the Company maintains legal ownership but does not maintain the ability to effectively draw upon the balance on a day-to-day basis as restricted cash. As of March 31, 2025, and December 31, 2025, the Company has recorded a balance of $8,000,000 to be recognized as restricted cash, as the amount is held within an investor-controlled Deposit Account Control Agreement (“DACA”) account.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statements of operations.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use assets (“ROU”) and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are to be represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 842, Leases (“ASC 842”) to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of March 31, 2026, and December 31, 2025, the Company has recognized a lease which qualifies to be classified in accordance with ASC 842.

Property and Equipment, net

Property and equipment, net is stated at cost (less) accumulated depreciation. These assets are depreciated over their estimated useful lives of three to seven years using the straight-line method.

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

General and Administrative

General and administrative expenses consist primarily of management personnel costs, professional service fees, and other general overhead and facility costs, including rent, insurance, and select operating expenses pertaining to management and maintenance of the DAO, which relate to the Company’s general and administrative functions. For the three months ended March 31, 2026, General and administrative expenses include a one-time charge of $8.1 million.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The following table sets forth the number of potential shares of common stock that have been excluded from basic net loss per share because their effect was anti-dilutive:

	March 31, 2026	March 31, 2025
Series A convertible preferred shares (1:20 conversion ratio)	149,540,340
Stock options	512,620	213,693
Warrants	1,116,913
Convertible notes	8,307,927	295,672
Total anti-dilutive shares excluded	159,477,800	509,365

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

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

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

4. PREPAID EXPENSE AND OTHER ASSETS

As of March 31, 2026, and December 31, 2025, the prepaid expense and other assets balance consists of the following:

	March 31,	December 31,
	2026	2025
Prepaid development costs	$2,268,239	$2,022,467
Prepaid expenses	25,999	60,988
Refunds and retainers receivable	115,681	-
Prepaid insurance	237,660	290,735
(Less) Long term portion of prepaid insurance	(22,410)	(75,485)
Total Prepaid Expenses	2,625,169	2,298,705

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consist of balances owed to vendors, as well as others, such as the taxing authority and employees.

As of March 31, 2026, and December 31, 2025, the accounts payable and accrued expense balances consist of the following:

	March 31,	December 31,
	2026	2025
Professional fees payable	$1,875,921	$739,795
IT expenses payable	5,987	11,736
Manufacturing payable	243,324	545
Accrued development costs	398,969	118,168
Accrued compensation	13,000	13,000
Wages and benefits payable	250,990	26,406
CRO installments payable	190,000
Other	-	9,000
Total Accounts payable and accrued expenses	2,978,190	918,650

6. DEBT

Senior Secured Convertible Note

On December 1, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) providing for the issuance, in tranches, of senior secured convertible notes with an aggregate maximum principal amount of $120,900,000. The first tranche, a senior secured convertible note dated December 8, 2025, with a principal amount of $10,900,000 (gross issuance proceeds of $10,000,000), matures on December 8, 2026 and is classified as a current liability. Issuance costs totaled $1,446,000 (including $500,000 of deferred offering costs). At issuance, $1,104,000 of proceeds were disbursed to MindWave and $8,000,000 was placed in an investor-controlled Deposit Account Control Agreement (“DACA”), recorded as restricted cash.

The conversion feature embedded in the convertible note has been bifurcated and accounted for as a derivative liability measured at fair value at each reporting date. No additional tranches were drawn under the SPA. Interest expense and accretion of debt discount for the three months ended March 31, 2026 and March 31, 2025, totaled $8,387 and $851,018, and $0 and $38,032, respectively.

Related Party Notes Payable

As of March 31, 2026, the Company had outstanding $500,100 consisting of $250,100 unsecured promissory notes payable to Inscobee Inc., a stockholder, comprising amounts originally advanced in 2024 and a $250,000 note dated March 21, 2025, payable to Apimeds Korea a wholly owned subsidiary of Inscobee. All notes bear interest at 5% per annum and mature on December 31, 2026. As of the March 31, 2026, these related party notes remain outstanding with accrued interest totaling $34,219.

2026 Promissory Note

On March 30, 2026, Lokahi (the BioBusiness) issued a secured promissory note (the “2026 Promissory Note”) to the Keren Eliyahu Charitable Trust in the principal amount of $1,000,000. The note is repayable in the amount of $1,100,000 (representing 110% of principal) on May 15, 2026, and is collateralized by a certificate of deposit classified as short term investment on the consolidated balance sheet. The note is recorded as a current liability of the Company and is reflected in the BioBusiness segment.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

7. ADVANCE PAYABLE — RELATED PARTY

As of March 31, 2025, and December 31, 2025, the Company had an outstanding balance of $12,000, respectively, due to funds received from officers of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

8. COMMITMENTS AND CONTINGENCIES

Legal

Periodically, the Company reviews the status of any significant matters that exist and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. As of March 31, 2026, and December 31, 2025, there are no pending claims or litigation that are expected to materially affect the Company’s results going forward.

9. SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2026, and December 31, 2025, the Company had 100,000,000 authorized shares of common stock. The Company had 12,575,983 shares of common stock issued and outstanding, as of March 31, 2026, and December 31, 2025, respectively. Each share of common stock is entitled to one vote.

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

Warrants

The Company accounts for Representative Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).

In connection with the merger that closed on December 1, 2025, the Company issued advisory warrants to purchase 745,663 shares of common stock, equal to 5% of the Company’s fully diluted shares outstanding as of October 20, 2025. The warrants have an exercise price of $1.78 per share and a term of 5 years. The Company evaluated the warrants under ASC 480 and ASC 815 and determined that they meet all of the criteria for equity classification. The grant date fair value of the warrants was estimated to be $898,301 utilizing a Black-Scholes model with the following assumptions: share price of $1.82, exercise price of $1.78, term of 5 years, volatility of 79.4%, risk-free rate of 3.58%, and expected dividend rate of 0.0%. The grant date fair value was recognized as a transaction cost of the merger with a corresponding increase to additional paid-in capital.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

Preferred Stock

On December 5, 2023, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.01. In connection with the Merger, on December 1, 2025, the Company issued 7,477,017 shares of Series A Convertible Preferred Stock to the former stockholders of MindWave Innovations. The aggregate fair value of the Series A Preferred Stock was equivalent to the fair value of the net assets acquired from MindWave. The material terms of the Series A Preferred Stock are as follows:

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

Common Shares to be Issued

On February 2, 2026, the Company approved an advisory agreement previously executed on December 1, 2025, with E.F. Hutton (“The Advisor”), pursuant to which the Company is obligated to issue an aggregate of 4,558,044 shares of its common stock as consideration for advisory services provided. The agreement gained approval as of the date disclosed above, therefore was not recognized as an obligation of the Company prior to February 2, 2026. The Company evaluated the share commitment under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the obligation qualifies for equity classification, as it represents an obligation to issue a fixed number of shares with no cash settlement features.

The fair value of the share commitment of $8,113,318, based on the closing market price of the Company’s common stock on February 2, 2026, of $1.78 per share, was recorded as an expense with an offsetting credit to common stock issuable within stockholders’ equity. As of March 31, 2026, the 4,558,044 shares had not yet been issued.

10. STOCK-BASED COMPENSATION

Stock Options

The Company maintains the 2024 Equity Incentive Plan (the “Plan”), under which the Company may grant stock options, restricted stock units, and other equity awards to employees, directors, and consultants. As of March 31, 2026, 2,096,679 shares were authorized for issuance under the Plan, of which 1,096,679 shares were granted in the form of stock options, and 1,000,000 shares were issued to executives in the form of common stock. The Plan currently maintains 0 shares available for issuance.

Certain equity awards of the Company have been granted to employees who are now employees of Lokahi Therapeutics (“the BioBusiness”). Because there is no recharge arrangement (an agreement in which the subsidiary reimburses the parent for the cost of stock-based awards granted to the subsidiary’s employees), between the Company and the BioBusiness, the Company recognizes the stock-based compensation expense associated with these awards in its consolidated statement of operations. In the standalone financial statements of Lokahi, the expense is offset by a corresponding capital contribution from the Company. For the period ended March 31, 2026, a total of $114,166 in stock compensation was attributable to Lokahi employees.

The Company and its subsidiaries calculate stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Apimeds Pharmaceuticals US, Inc

Notes to the Unaudited Condensed Consolidated Financial Statements

The following represents a summary of options:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Issued and outstanding, December 31, 2025	1,310,371	$2.82	8.85
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Issued and outstanding, March 31, 2026	1,310,371	$2.82	8.60

For the three months ended March 31, 2026, there were no additional stock options issued, exercised, or forfeited.

11. INCOME TAXES

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2026 and March 31, 2025 respectfully.

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

The Company has no open tax audits with any taxing authority as of March 31, 2026.

12. SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2026, the date of our most recent balance sheet, through the date our financial statements were issued.

After the merger was entered into by all parties, the Apimeds’ Korean Affiliate, owner of a majority of Apimeds’ pre-conversion voting stock purported to remove Apimeds’ directors and CEO and made document requests suggesting it takes issue with the terms of the merger transaction. The former CEO has filed litigation (Erik Emerson v. Inscobee Inc. and Apimeds, Inc.) in the Southern District of New York disputing the validity of the Korean affiliate's actions and seeking to compel the completion of the merger transaction's remaining steps.

On April 29, 2026, the Company and its respective subsidiaries entered into a Settlement Agreement which resolves all outstanding disputes among related parties arising from the merger. On May 5, 2026, the action against the Korean Affiliate was voluntarily dismissed without prejudice.

The holder of the Senior Secured Note delivered notice to the Company of its default under the financing documented because of the Korean affiliate’s actions. On April 30, 2026, The Company the holder entered into a forbearance agreement regarding the defaults under the financing documents. The forbearance will extend until June 30, 2026 or such earlier date as the defaults are cured.

On May 6, 2026, the Company repaid the original note to Keren Eliyahu Charitable Trust and the BioBusiness issued a $1,000,000 promissory note (“Note One”) to Keren Eliyahu Charitable Trust. The note bears a non-compounding return equivalent to one hundred and twenty percent (120%) of the principal amount. The 2026 Promissory Note maintains a maturity date of July 5, 2026, upon which the Repayment Amount of $1,200,000 shall be due. The note was later amended in connection with the following debt agreement to extend the maturity date to June 11, 2026.

On May 11, 2026 the Company issued 2,515,194 shares of Common Stock as a portion, of the shares owed to the Advisor.

On May 12, 2026, the BioBusiness issued a $2,000,000 promissory note (“Note Two”) to Keren Eliyahu Charitable Trust. The note bears a non-compounding return (“The Repayment Amount”) equivalent to one hundred and twenty-five percent (125%) of the principal amount. The 2026 Promissory Note maintains a maturity date of June 11, 2026, upon which, the Repayment Amount of $2,500,000 shall be due.

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

Through MindWave Innovations, the Company holds Bitcoin (“BTC”), Tether (“USDT”), and MindWaveDAO NILA tokens (“NILA”), and participates in the MindWaveDAO blockchain ecosystem through the continued sale of NILA. The Digital Asset segment’s performance is subject to the volatility inherent in cryptocurrency markets. A more detailed discussion of the Digital Asset segment, including the MindWave Merger and the Company’s related accounting policies, is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The success of the Company is dependent on obtaining the necessary regulatory approvals of its product candidates, as well as the continued advancement of it’s Digital Asset segment, which includes the appreciation of its cryptocurrency holdings consisting of Bitcoin (“BTC”), Tether (“USDT”), and NILA tokens (“NILA”), and the advancement and continued sale of NILA on the MindWaveDAO blockchain. The continuation of the research and development activities and the commercialization of its products, if approved, are dependent on the Company’s ability to successfully complete these activities and to obtain additional financing through a combination of financing activities and operations. It is not possible to predict either the outcome of future research and development or cryptocurrency market sentiment or the advancement of the MindWaveDAO blockchain.

Financial Results

Since inception, Apimeds has incurred significant operating losses. For the three months ended March 31, 2026 and 2025, Apimeds Pharmaceuticals US, Inc. net loss was $35,059,852, and $402,397, respectively.

Liquidity and Capital Resources

As of March 31, 2026, the Company had accumulated deficit amount of $45,452,914. The Company incurred net losses of $35,059,852 for the three months ended March 31, 2026, and expects to continue to incur substantial losses in the future. On December 8, 2025, the Company completed a PIPE financing (the “PIPE”) with an aggregate maximum amount of $120,900,000 drawn in tranches at the Company’s discretion, given the market conditions allow. As of March 31, 2026, the Company has drawn a total amount of $10,900,000 from the PIPE (see note 6) wherein $8,000,000 in proceeds have been recorded as restricted cash. Based on cash that is available and cash that is predicted to become unrestricted for Company operations, together with continued Tether (“USDT”) proceeds from the digital assets segment, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed financial statements. Proceeds in the form of USDT have been included in evaluation of liquidity concerns given the fact that the Company uses these proceeds to satisfy select operating expenses that pertain directly to the maintenance and management of the Digital Asset segment.

Results of operations for the three months ended March 31, 2026, and 2025

Operating Expense

The following table sets forth the Company’s selected statements of operations data for the following periods:

	Three Months Ended
	March 31,
	2026	2025	Change
Operating expenses
Research and development expenses	$901,144	$-	$901,144
General and administrative expenses	11,284,550	364,368	10,920,182
Total operating expenses	12,185,694	364,368	11,821,326
Total other income (expense)	(22,874,158)	(38,029)	(22,836,129)
Net loss	$(35,059,852)	$(402,397)	$(34,657,455)

Revenues

For the three months ended March 31, 2026, and 2025, the Company had no revenue.

General and Administrative Expenses

For the three months ended March 31, 2026, included in General and administrative expense is $8,113,318 non-cash charge for stock issued to our financial advisor. This charge is not expected to be recur.

Other income expense

The $22,836,129 increase in other expense for the three months ended March 31, 2026 compared to March 31, 2025 was principally the result of $22,078,601 of unrealized losses on the Company digital asset holdings. The Company did not hold any digital assets during the three months ended March 31, 2025. Digital asset market volatility can be expected to be significant in future periods.

Net Loss

Net loss was $35,059,852 for the three months ended March 31, 2026, compared to net loss of $402,397 in the same period of 2025, representing an increase in loss of $34,657,455. The increase was mainly due to the loss on fair value of cryptocurrency holdings and stock compensation expenses (see Cash Flows).

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	Three Months Ended
	March 31,
	2026	2025	Change
Net cash used in operating activities	$(2,067,727)	$(20,313)	$(2,047,414)
Net cash provided by investing activities	490,606	-	490,606
Net cash provided by financing activities	920,000	267,200	652,800
Net increase (decrease) in cash	$(657,121)	$246,887	$(904,008)

During the three months ended March 31, 2026, operating activities used approximately $2,067,727 of cash, differing drastically from a reported net loss of $35,059,852 due in large part to noncash additions of $22,061,472 of changes in fair value of cryptocurrency and stock compensation expenses of $8,113,318, respectively. Other material noncash additions include accretion expense of approximately $851,018, and changes in operating assets and liabilities of approximate increase of $1,839,261, due to the netting of an increase in prepaid research costs and increases in accounts payable and accrued expenses.

Comparatively, during the three months ended March 31, 2025, operating activities used $20,313 of cash, primarily resulting from a net loss of $402,397, partially offset by non-cash interest expense-related parties of $11,256, accretion expense of $26,776, and changes in operating assets and liabilities of $344,051.

Investing activities

During the three months ended March 31, 2026, and 2025, investing activities used approximately $490,606 and $0, respectively. For the period ended 2026, this value consists of $500,000 received as a transfer from short term investments and a decrease of $9,394 incurred due to purchases of furniture and fixtures.

Financing activities

During the three months ended March 31, 2026, financing activities provided approximately $920,000 of cash. This was primarily attributable to net proceeds from the issuance of notes payable, partially offset by issuance costs paid upon closing of the debt offering of $75,000.

Comparatively, during the three months ended March 31, 2025, financing activities provided $267,200 of cash resulting from $250,000 in proceeds from notes payable from related parties and cash advances from related parties of $17,200.

Contractual Obligations and Commitments

See Note 6 – Debt, and Note 8 – Commitments and Contingencies, of the notes to the Company’s financial statements as of and for the three months ended March 31, 2026, included elsewhere in this Quarterly Report for further discussion of the Company’s commitments and contingencies.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II-OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Shares of Common Stock Issued Pursuant to E.F. Hutton Agreement.

On February 2, 2026, the Company approved that certain Financial Advisory Agreement (the “Advisory Agreement”), previously executed on December 1, 2025, with E.F. Hutton & Co. LLC (the “Advisor”), pursuant to which the Company agreed to issue an aggregate of 4,558,044 shares of its common stock as consideration for advisory services provided by the Advisor. Because the Advisory Agreement was not approved by the Company until February 2, 2026, no obligation with respect thereto was recognized prior to such date. Pursuant to the Advisory Agreement, the Company has issued a total of 2,515,194 shares of the Company’s common stock to the Advisor as of the date of this filing

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to our Schedule 14C filed on February 27, 2026).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to our Schedule 14C filed on February 27, 2026).
3.3	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed on April 15, 2025)
3.4	Amended and Restated Bylaws of Apimeds Pharmaceuticals US, Inc. (incorporated by reference to our Schedule 14C filed on February 27, 2026).
4.1*	Financial Advisory Agreement dated December 1, 2025.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed or furnished with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APIMEDS PHARMACEUTICALS US, INC.

Date: May 26, 2026	By:	/s/ Erick Frim
	Name:	Erick Frim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)